Form 10QSB
period 2000-03-31
ROYCE BIOMEDICAL INC
filed 2000-06-16
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

       Nevada                                               98-0206542
State or other jurisdiction                              (I.R.S.)Employer
of incorporation                                         Identification No.

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices

                                 (604) 267-7080
                   -----------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                        No    ________
                  ------------------

      As of June 15, 2000 the Company had 3,364,138 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000

                              ROYCE BIOMEDICAL INC.
                      INDEX TO INTERIM FINANCIAL STATEMENTS



Interim Balance Sheet                                             Exhibit "A"
Interim Statement of Loss and Deficit                             Exhibit "B"
Interim Statement of Changes in Shareholders' Equity              Exhibit "C"
Interim Statement of Cash Flows                                   Exhibit "D"
Notes to Interim Financial Statements                             Exhibit "E"



                          ---------------------------

                                                                    Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (Unaudited)
                                 March 31, 2000
                                  (US Dollars)


Assets                                                  2000          1999
---------------------------------------------------------------------------
Current:
   Cash                                        $     118,800         $ 100
   Accounts receivable                                52,600             -
   Prepaid expenses                                      500             -
---------------------------------------------------------------------------
                                                     171,900           100
Product licence fees (Note 4)                              -             -
---------------------------------------------------------------------------
                                                   $ 171,900         $ 100
---------------------------------------------------------------------------
Liabilities
---------------------------------------------------------------------------
Current:
   Bank loan                                       $       -       $ 3,900
   Accounts payable and accrued liabilities           68,600        62,900
   Loan payable                                       50,000             -
---------------------------------------------------------------------------
                                                     118,600        66,800
Loan payable to a related party (Note 5)              37,500        36,800
---------------------------------------------------------------------------
                                                     156,100       103,600
---------------------------------------------------------------------------
Shareholders' Equity
---------------------------------------------------------------------------
Share Capital (Note 6)                                14,300         7,100
Contributed Surplus (Note 6)                       2,322,000     2,042,600
Deficit, per Exhibit "B"                          (2,320,500)   (2,153,200)
---------------------------------------------------------------------------
                                                      15,800      (103,500)
Going Concern (Note 7)
Commitments (Note 8)
---------------------------------------------------------------------------
                                                  $  171,900        $  100
---------------------------------------------------------------------------

- See accompanying notes -

                                                                    Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (Unaudited)
                    For the Nine Months Ended March 31, 2000
                                  (US Dollars)


                                                        2000          1999
---------------------------------------------------------------------------
Sales                                          $      52,000      $      -
Cost of sales                                         19,900             -
---------------------------------------------------------------------------
Gross Margin                                          32,100             -
---------------------------------------------------------------------------
Expenses:
   Consulting fees                                    65,800        28,300
   Office and sundry                                   2,000         5,000
   Professional fees                                  36,900        15,800
   Rent                                                6,200        26,400
   Stock transfer agents fees                          1,200         1,100
   Telephone                                           1,000        11,400
   Travel and promotion                               10,600        13,500
   Wages and benefits                                 26,200        13,000
---------------------------------------------------------------------------
                                                     149,900       114,500
---------------------------------------------------------------------------
Net Loss                                            (117,800)     (114,500)
Deficit, beginning                                (2,202,700)   (2,038,700)
---------------------------------------------------------------------------
Deficit, ending, to Exhibit "A"                   (2,320,500)  $(2,153,200
---------------------------------------------------------------------------

Loss per share                                        $ 0.04        $ 0.03
---------------------------------------------------------------------------

                                                                    Exhibit "C"
                              ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                    For the Nine Months Ended March 31, 2000
                                  (US Dollars)


                                         Common Shares   Capital
                                   Shares      Amount    Surplus    Deficit
---------------------------------------------------------------------------
Balance at June 30, 1998         1,475,618  $  5,700   $1,796,600 $(2,038,700)
Shares issued for cash             220,000       200       95,200     -
Shares exchanged for debt to
  related parties                1,453,333     1,200      150,800     -
Net Loss, per Exhibit "B"               -         -          -      (114,500)
---------------------------------------------------------------------------
Balance at March 31, 1999        3,148,951  $  7,100   $2,042,600 $(2,153,200)
---------------------------------------------------------------------------

Balance at June 30, 1999         3,271,916   $14,000   $2,305,700 ($2,202,700)
Shares issued for services
  rendered                          92,222       300       16,300     -
Net Loss, per Exhibit "B"               -          -           -     (117,800)
---------------------------------------------------------------------------
Balance at March 31, 2000        3,364,138   $14,300   $2,322,000  $(2,320,500)
---------------------------------------------------------------------------

                                                                    Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (Unaudited)
                    For the Nine Months Ended March 31, 2000
                                  (US Dollars)


                                                        2000          1999
---------------------------------------------------------------------------
Operating Activities:
   Net Loss, per Exhibit "B"                       $(117,800)    $(114,500)
   Adjustment for -
     Common shares issued for services rendered       16,600            -
---------------------------------------------------------------------------
                                                    (101,200)     (114,500)
Changes in non-cash working capital:
   (Increase) Decrease in accounts receivable        (52,600)           -
   (Increase) Decrease in prepaid expenses
     and deposits                                    200,000            -
   Increase (Decrease) in accounts payable and
     accrued liabilities                             (14,400)      (26,500)
---------------------------------------------------------------------------
Cash flows from (used in) operating activities        31,800      (141,000)
---------------------------------------------------------------------------
Financing Activities:
   Proceeds from issuance of common shares                -        247,400
   Repayment of bank loan                                 -         (2,300)
   Increase (Repayment) of loan payable               50,000       (30,000)
   Decrease loan from related party                     (400)      (74,100)
---------------------------------------------------------------------------
Cash flows from financing activities                  49,600       141,000
---------------------------------------------------------------------------
Net Increase in Cash                                  81,400            -
Cash, beginning                                       37,400           100
---------------------------------------------------------------------------
Cash, ending                                       $ 118,800       $   100
---------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
   Interest                                        $      -        $   500

   Non-cash transaction -
     92,222 common shares were issued for $16,600 in services rendered

                                                                    Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2000
                                  (US Dollars)


1.  Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

2.  Accounting Policies:

    a)  Use of Estimates -

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

    b)  Foreign Currency Translation -

        Assets and liabilities of Canadian operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses, except amortization, are converted at the average exchange rates for the year. Amortization is converted at the same rate as the related assets.

        Foreign exchange gains or losses on monetary assets and liabilities are included in operations.

    c)  Cash -

        Cash consists of bank accounts and short-term deposits integral to the company's cash management.

3.  Financial Instruments:

    a)  Fair Values -

        Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, loan payable and note payable to a related party are stated at amounts that approximate their book value.

    b)  Liability Risk -

        The company does not have significant risk for the repayment of advances from a related party because under agreements with related party, they have agreed not to demand repayment.

                                                                      . . . 2

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (Unaudited)
                                   March 31, 2000
                                    (US Dollars)


4.  Product Licence Fees:                           2000        1999
---------------------------------------------------------------------
    Product licence fees, at cost               $ 10,000    $ 10,000
    Less:  Accumulated amortization               10,000      10,000
---------------------------------------------------------------------
                                                $      -    $      -
---------------------------------------------------------------------

5.  Loan Payable to a Related Party:                2000        1999
---------------------------------------------------------------------
    Knight & Day Restaurants Ltd. -
        The loan payable has no specific
        repayment terms and
        is non-interest bearing.                $ 37,500    $ 36,800
---------------------------------------------------------------------

6.  Share Capital:

    Authorized -
  100,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

                                                      Common Shares  Contributed
    Issued and Outstanding -                 # Shares     Amount       Surplus
---------------------------------------------------------------------
    Balance at June 30, 1998                 1,475,618  $  5,700    $1,796,600
    Shares issued for cash                     220,000       200        95,200
    Shares exchanged for debt to related parties1,453,333  1,200       150,800
---------------------------------------------------------------------
    Balance March 31, 1999                   3,148,951     7,100     2,042,600
    Shares issued for private placement      6,666,667     6,900       263,100
    Reduction due to consolidation of 5 existing common
       shares into 1                        (6,543,702)    -             -
---------------------------------------------------------------------
    Balance at June 30,1999                  3,271,916    14,000     2,305,700
    Shares issued for services rendered         92,222       300        16,300
---------------------------------------------------------------------
    Balance at December 31, 1999             3,364,138   $14,300    $2,322,000
---------------------------------------------------------------------




                                                                      . . . 3

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (Unaudited)
                                   March 31, 2000
                                    (US Dollars)


6.  Share Capital:  (Continued)

    The following options for the purchase of common shares are outstanding:

           Number of                 Exercise               Expiry
            Shares                    Price                  Date
---------------------------------------------------------------------
             10,000                 $10.50               May 22, 2000
             20,000                  10.50               August 15, 2000
             33,333                   1.50               December 31, 2000
             33,333                   3.90               December 31, 2001
             83,333                    .30               December 31, 2001

    At March 31, 2000, 183,333 common shares were restricted from trading.

    Granting of stock options to employees and directors may give rise to a charge to income for compensation. In accordance with APB 25 under which stock options are measured by the intrinsic value method, employee and director compensation cost is limited to the excess of the quoted market price at date of grant over the option price. Alternatively, in accordance with SFAS-123, stock options could be valued using a fair market value method such as the Black-Scholes option pricing model. At the date the options were granted, there were no available market prices, therefore, it is not possible to determine the value of the options.

7.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past five years, including $117,800 in the current period and has an accumulated deficit of $2,320,500 at March 31, 2000. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

    If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

    The company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the company being in the early stages of operations, the recoverability of assets on the balance sheet will be dependent on the company's ability to obtain additional financing and to attain a level of profitable operations from the existing facilities in production and/or the disposition thereof.


                                                                      . . . 4

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (Unaudited)
                                   March 31, 2000
                                    (US Dollars)


8.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As they were not, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At March 31, 2000, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

9.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.
                                                            2000        1999
------------------------------------------------------------------------------
    Expenses -
        Consulting fees                                  $36,600     $19,700
        Wages                                             26,200       -

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

10. Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,310,700 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                            2000        1999
------------------------------------------------------------------------------
    Deferred tax asset, beginning of year               $767,600    $710,200
    Benefit of current year's operating loss carried forward52,500    40,100
------------------------------------------------------------------------------
    Deferred tax asset, end of period                    820,100     750,300
------------------------------------------------------------------------------
    Valuation allowance, beginning of year               767,600     710,200
    Current year's provision                              52,500      40,100
------------------------------------------------------------------------------
    Valuation allowance, end of year                     820,100     750,300
------------------------------------------------------------------------------
                                                   $      -     $      -
------------------------------------------------------------------------------



                                                                    . . . 5

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (Unaudited)
                                   March 31, 2000
                                    (US Dollars)


11. Income Taxes:  (Continued)

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                              2010                      $173,000
                              2011                       599,000
                              2012                       748,000
                              2013                       509,000
                              2014                       164,000
                              2015                       149,900
                              2016                       117,800

12. Comparative Figures:

    Certain of the 1999 comparative figures have been reclassified to comply with the current years' presentation.

13. Uncertainty Due to the Year 2000 Issue:

    The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect Royce Biomedical Inc., including those related to customers, suppliers, or other third parties, have been fully resolved.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  PLAN  OF
OPERATION

      At the present time the Company purchases medical diagnostic test systems from American manufacturers. In September 1999 the Company signed an agreement with Chembio Diagnostic Systems Inc. for the manufacture of H. Pylori and other diagnostic testing kits.

      In April 1999 the Company signed an agreement with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute
H. Pylori diagnostic test kits supplied by the Company to Xili's customers in China. In addition to supplying H. Pylori test kits to Xili, the Company provides clinical data and in-person training to Xili personnel.

      In November 1999 Xili began distributing 20,000 sample H. Pylori test kits supplied by the Company to 100 hospitals in China. The Company believes that the hospital will use a minimum of 30 kits per day. The Company's goal is to sell at least 10,000 test kits to each hospital during 2000. The Company expects to receive approximately $ 2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit.

      During the twelve month period ending December 31, 2000 the Company, through Xili, plans to market H. Pylori test kits to other hospitals in China.

      The Company will analyze the results of first year sales of H. Pylori test kits. If sales results are encouraging, the Company plans to assemble H. Pylori test kit components in China to reduce costs. In this regard Chembio Diagnostic Systems Inc. has indicated a willingness to sell to the Company, components that would allow the assembly of H. Pylori and other diagnostic kits in China. Xili has agreed to supply the required assembly space in one of their pharmaceutical manufacturing plants.

      The Company may also attempt to acquire the rights to manufacture H. Pylori test kits in China. Rather than building its own manufacturing facility, the Company would pursue the acquisition of a subsidiary of Xili that manufactures pharmaceutical products.

      Utilizing marketing research conducted by Xili, the Company, if it believes suitable opportunities exists, will attempt to acquire the rights and licenses necessary to distribute other types of diagnostic test kits in China.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending March 31, 2001 the Company will need approximately $4,000,000 in additional capital for the acquisition of a pharmaceutical manufacturing facility that will allow the Company to manufacture H. Pylori test kits in China. In addition, if during the twelve months ending March 31, 2001, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations. There can be no assurance that the Company will be successful in obtaining additional funding.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

      On February 2, 2000 Raymond Law filed suit in the Supreme Court of British Columbia seeking a judgment against the Company and Ken Pappas for amounts invested by Mr. Law in the Company and other damages. Mr. Law alleges that the Company, through Mr. Pappas, made certain misrepresentations to Mr. Law in connection with the sale of the Company's securities to Mr. Law and that the Company failed to employ Mr. Law as a salesman and grant Mr. Law the exclusive right to distribute the Company's products in Hong Kong.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2000 the Company issued 92,222 shares of its common stock to Greg Sharpe, an officer of the Company, for services valued at $16,600. The Company relied upon the exemption provided by
Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described above are "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ROYCE BIOMEDICAL, INC.



Date:  June 14, 2000               By    /s/ Kathy Jiang
                                       -----------------------------------------
                                       Kathy Jiang
                                       President and Principal Financial Officer