Form 10KSB
period 2000-06-30
ROYCE BIOMEDICAL INC
filed 2000-10-25
CIK 947011

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-29895

                             Royce Biomedical, Inc.
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                      98-0206542
         ----------------------                        --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      1100-1200 West 73rd Avenue
       Vancouver, British Columbia                              V6P 6G5
------------------------------------------             -----------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (604)-267-7080 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    X
                                   YES        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [X]

The Company's revenues during the year ended June 30, 2000 were $46,800.

The aggregate market value of the voting stock held by non-affiliates of the Company, (1,053,028 shares) based upon the average bid and asked prices of the Company's common stock on September 14, 2000 was approximately $198,000

Documents incorporated by reference:      None

As of September 30, 2000 the Company had 3,364,138 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     Royce Biomedical, Inc. (the "Company") was incorporated in the State of Nevada on March 22, l995.

      Health care around the world is divided into two segments, diagnosis and treatment. This segmentation has given rise to two separate markets: the pharmaceutical market for treatment and the medical diagnostic testing devices market for diagnosis. There is a rapidly growing array of diagnostic testing devices which have a high degree of accuracy, sensitivity, and specificity. These testing devices, which provide accurate and cost effective results in minutes, are part of what is often referred to as the "point of care" market.

      Between August 1995 and April 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. Between August 1995 and January 1998 the Company assembled its diagnostic testing kits at a laboratory in Irvine, California. The Company closed this facility in April 1998.

     At the present time the Company purchases medical diagnostic test systems from American manufacturers. In September 1999 the Company signed an agreement with Chembio Diagnostic Systems Inc. for the manufacture of H. Pylori and other diagnostic testing kits. The H. Pylori diagnostic kit manufactured by Chembio Diagnostics Systems Inc., is considered by the Company and independent evaluators, to be very accurate and sensitive. It is a rapid two step test for the detection of antibodies to H. Pylori in human serum, plasma or whole blood and is used as an aid in the diagnosis of infection due to H. Pylori.

      In April 1999 the Company signed an agreement with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute
H. Pylori diagnostic test kits supplied by the Company to Xili's customers in China. In addition to supplying H. Pylori test kits to Xili, the Company provides clinical data and in-person training to Xili personnel.

      Reports indicate that H. Pylori has infected over 780 million people in China. H. Pylori infection is a main cause of chronic gastritis (50-80% detectable rate in China), chronic active gastritis (over 90%), duodenal ulcer (95%), and gastric ulcer (80%). The early treatment of H. Pylori infection can reduce the need for invasive endoscopy and long-term traditional therapy associated with duodenal and gastric ulcers, as well as antral gastritis.

      Xili has a large sales force in China that services the medical purchasing needs of clinics, laboratories, hospitals, and consumers. Xili has more than 60 branch offices throughout China. Xili has a strong working relationship with over 2000 hospitals in China, the Chinese Medical Association and several of the largest drug stores and test kit distributors in China. Xili is controlled by Dr. Yan Xiao Wen, the Chairman of the Company's Board of Directors..

     In November 1999 Xili began distributing 20,000 H. Pylori test kits supplied by the Company to 100 hospitals in China as samples. The Company believes that each hospital will use a minimum of 30 kits per day. The Company's goal is to sell at least 10,000 test kits to each hospital during the year 2000. The Company expects to receive approximately $2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit.

      During the twelve month period ending December 31, 2000 the Company, through Xili, plans to market H. Pylori test kits to other hospitals in China. A variety of other diagnostic test kits will be sampled in key hospitals in China.

      The Company will analyze the results of first year sales of H. Pylori test kits. If sales results are encouraging, the Company plans to assemble H. Pylori test kit components in China to reduce costs. In this regard, Chembio Diagnostic Systems has indicated a willingness to sell the Company the components that would allow the assembly of H. Pylori and other diagnostic kits in China. Xili has agreed to supply the required assembly space in one of their pharmaceutical manufacturing plants.

      The Company may also attempt to acquire the rights to manufacture H. Pylori test kits in China. Rather than building its own manufacturing facility, the Company would pursue the acquisition of a subsidiary of Xili that manufactures pharmaceutical products.

      Utilizing marketing research conducted by Xili, the Company, if it believes suitable opportunities exists, will attempt to acquire the rights and licenses necessary to distribute and/or manufacture additional diagnostic testing kits which will detect the presence of various diseases, infections, viruses and other medical conditions. There can be no assurance that the Company will be successful in these efforts. The Company does not know, and at this time cannot predict, the cost of acquiring the rights to any new products.

      If the Company has success in the Chinese market, the Company may explore marketing and sales opportunities in other countries.

      All of the Company's sales have been to customers outside of the United States. For the foreseeable future, the Company does not plan to sell any of its products in the United States.

      The Company's executive offices are located at 1100-1200 West 73rd Avenue Vancouver, British Columbia V6P 6G5 CANADA. The Company's telephone number is
(604) 267-7080 and its facsimile number is (604) 267-7078.

Competition

      There are competitors presently operating in China but comparative tests conducted by ImmunoReagent Products Inc. have shown the Company's products to be superior. The field in which the Company operates is subject to rapid technological change and there can be no assurance that the Company will be able to react and adapt to any such change or that developments by competitors will not cause the products distributed by the Company to be obsolete.

Regulation

      Foreign Regulation. The Company has licenses from the State Drug Authority of the People's Republic of China for the import and distribution of H. Pylori and TB test kits in China. The Company, if suitable opportunities exist, will attempt to acquire the rights and licenses necessary to distribute other types of diagnostic test kits in China. Although the process to secure a license is relatively expensive and time consuming, the Company believes that having Xili as a partner in China will assist the Company in future dealings with Chinese regulatory agencies. There is no assurance however that the Company will be successful in obtaining licenses for the sale of additional diagnostic testing kits in China.

      In order to be sold outside the United States, medical device, manufactured in the United States, including diagnostic testing kits, are subject to FDA permit requirements that are conditioned on clearance by the importing country's appropriate regulatory authorities. Many countries further require imported medical devices to comply with their own or international standards. Although the Company believes its products can be produced in compliance with the regulations, no assurance can be given that the Company's products will continue to meet standards which may be established form time to time by the Chinese or other foreign government.

      Regulation in the United States. The sale of medical devices are regulated in the United States under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the laws of certain states. The Federal Food and Drug Administration (FDA) exercises significant regulatory control over the manufacture of medical devices.

      Prior to the time a medical device can be marketed in the United States, approval of the FDA must normally be obtained. Certain states however have passed laws which allow a state agency having functions similar to the FDA to approve the testing and use of medical devices within the state. In the case of either FDA or state regulation, testing programs are typically required in order to establish product safety and efficacy.

      FDA regulations pertain not only to medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the FDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice ("GMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. GMP regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process, to demonstrate that products are made by a "controlled" process that ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the FDA, and all changes require documentation. The FDA has the right to conduct inspections of the manufacturing facility at any time at its discretion. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Stock Splits

      All information in this registration statement has been adjusted to reflect a five-for-one reverse split of the Company's common stock which was effective May 11, 1998 and a three-for-one reverse split of the Company's common stock which was effective May 30, 1999.

Employees

      As of September 30, 2000, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.


ITEM  2. DESCRIPTION OF PROPERTY

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      The Company and Ken Pappas, a director of the Company are defendants in a lawsuit brought by Raymond Law in the Supreme Court of British Columbia, Canada. In his complaint, Mr. Law contends that Mr. Pappas, while the President of the Company, made certain misrepresentations to Mr. Law in connection with Mr. Law's purchase of shares of the Company's common stock. The complaint seeks a judgement against the Company in the amount of $100,000.

      Other than the foregoing, the Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of September 30, 2000, there were approximately 360 record owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "RYBO".

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    The share prices shown in the table have been adjusted to reflect a five-one reverse stock effective May 11, 1998 and a three-for-one reverse stock split effective May 30, 1999.


            Quarter Ending              High           Low

                9/30/97                 $0.87          $0.35
               12/31/97                 $0.75          $0.34
                3/31/98                 $0.47          $0.24
                6/30/98                 $0.75          $0.13

                9/30/98                 $0.44          $0.07
               12/31/98                 $0.10          $0.02
                3/31/99                 $0.11          $0.04
                6/30/99                 $0.14          $0.06

                9/30/99                 $0.12          $0.10
               12/31/99                 $0.18          $0.06
                3/31/00                 $0.12          $0.06
                6/30/00                 $0.44          $0.06

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      In November 1999 Xili began distributing 20,000 sample H. Pylori test kits supplied by the Company to 100 hospitals in China. The Company believes that the hospital will use a minimum of 30 kits per day. The Company's goal is to sell at least 10,000 test kits to each hospital between December 2000 and January 2001. The Company expects to receive approximately $ 2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit.

      During the twelve month period ending June 30, 2001 the Company, through Xili, plans to market H. Pylori test kits to other hospitals in China.

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

      During the year ended June 30, 2000 the Company had gross sales of $46,800, interest income of $1,326, and a net loss of $(159,585). However substantially all of the costs and expenses incurred by the Company during fiscal 2000 were prepaid by the Company during fiscal 1999. In addition, during fiscal 2000 the Company received a $50,000 loan from an unrelated third party. As a result of the foregoing, the Company's cash position increased by $100,254 during the year ending June 30, 2000.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the year ending June 30, 2001 the Company will need approximately $3,000,000 in additional capital for the acquisition of a pharmaceutical manufacturing facility that will allow the Company to manufacture
H. Pylori test kits in China. In addition, if during the year ending June 30, 2001, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations. There can be no assurance that the Company will be successful in obtaining additional funding.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name                 Age         Position with Company

         Dr. Yan Xiao Wen     41          Chairman of the Board of Directors
         Kathy Jiang          42          President
         Gregory Sharpe       54          Vice President
         Ken Pappas           39          Director

     Dr. Yan Xiao Wen has been a director of the Company since April 1999. Dr. Yan has been the President of Xili Pharmaceutical (Group) Inc., (Xili Beijing, Xili Hebei, Xili Zaozhuang, Xili Hezhe, Xili Chongqing, Xili Hubai) and Xili USA Inc. since December 1993.

     Kathy Jiang has been the President of the Company since April 1999. Ms. Jiang was the Vice President of Shandong Canada Trading from March 1993 to November 1998.

     Gregory Sharpe has been the Company's Vice President since April 1999. From August 1991 to April 1998 Mr. Sharpe was the President of Harbourside College.

     Ken Pappas was the Company's President between August 1995 and June 1998. Mr. Pappas has been a director of the Company since March 1995. Mr. Pappas has been the president of the Knight and Day Restaurants and Hymark Foods since 1986.

Consultant

     Dr. Robert Bohannon is an expert in the field of immunoreagents and diagnostics and provides consulting services to the Company. Dr. Bohannon identifies leading diagnostic test kits through independent clinical analysis. Dr. Bohannon also provides training to Xili's marketing and sales force.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ended June 30, 1999 and June 30, 2000.

                        Annual Compensation           Long Term Compensation
                 -------------------------------    ---------------------------
                                                      Re-                 All
                                           Other     stric-              Other
                                           Annual      ted               Com-
Name and                                   Compen-    Stock    Options   pensa-
Principal        Fiscal  Salary  Bonus     sation    Awards    Granted    tion
Position          Year     (1)    (2)       (3)        (4)       (5)      (6)
--------         ------  ------  -----     -------   ------    -------   ------

Kathy Jiang,      2000  $33,931    --        --        --       --          --
President and     1999  $12,000    --        --        --       --          --
Chief Executive
Officer since April 1999

Ken Pappas,
President and     1998     $ --    --        --        --   50,000          --
Chief Executive   1997     $ --    --        --        --       --          --
Officer prior to
 June 1998

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's Common Stock owned by the officers listed above, and the value of such shares as of June 30, 2000.

         Name                       Shares            Value

         Kathy Jiang               100,000          $25,000
         Ken Pappas                 96,666          $24,166

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the table. In the case of Mr. Pappas, includes options granted to Knight & Day Restaurant Corp. Mr. Pappas is a director of Knight & Day Restaurant Corp. All of the options in the table expired without being exercised.

(6) All other compensation received that the Company could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

      The following shows the amounts which the Company expects to pay its officers during the year ending June 30, 2001 and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                Proposed               Time to be Devoted
Name                          Compensation            To Company's Business

Dr. Yan Xiao Wen                   $-0-                        25%
Kathy Jiang                          *                         50%
Gregory Sharpe                 $30,000                         50%

      * Ms. Jiangs future compensation had not been determined as of October 25, 2000.

Options Granted During Fiscal Year Ending June 30, 2000

      The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 2000, to the Company's officers and directors, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons. The options held by Mr. Sharpe were not granted pursuant to the Company's stock option plans.

                                   Individual Grants
                --------------------------------------------------------
                                % of Total
                                  Options
                Granted to        Exercise
                 Options        Employees in    Price Per   Expiration
 Name           Granted (#)      Fiscal Year      Share        Date
------          -----------     ------------    ---------   ----------

N/A                None              N/A           N/A          N/A




     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                     Number of
                                                    Securities      Value of
                                                    Underlying     Unexercised
                                                    Unexercised    In-the-Money
                                                     Options at     Options at
                                                   June 30, 2000  June 30, 2000
                   Shares Acquired                  Exercisable/    Exercisable/
Name                 on Exercise   Value Realized  Unexercisable   Unexercisable

Gregory Sharpe            --            --            66,666/--         -/-

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended June 30, 2000, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

      See " Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to the Company's officers and directors.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 300,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on September 15, 1999 and will remain in effect until September 15, 2009 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

        1. Options granted pursuant to the Plan must be exercised no later than:

         (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

         (b) The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

         2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

         3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

         4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

         5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 300,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on September 9, 1997 and will remain in effect until September 9, 2007 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan. Up to 100,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Other Information Regarding the Plans. The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of September 30, 2000, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total        Shares                    Remaining
                             Shares    Reserved for       Shares     Options/
                            Reserved   Outstanding     Issued As     Shares
Name of Plan               Under Plan    Options      Stock Bonus   Under Plan
------------               ----------  ------------   -----------   ----------

Incentive Stock Option Plan  300,000         --            N/A       300,000
Non-Qualified Stock Option
  Plan                       300,000                       N/A       300,000
Stock Bonus Plans            150,000        N/A             --       150,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

          The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's Common Stock as of September 30, 2000.

                                    Shares of
Name and Address                Common Stock (1)        Percent of Class
----------------                ----------------      --------------------

Dr. Yan Xiao Wen                  2,022,222 (2)               66%
#205 - 1057 S.E. 17th Street
Fort Lauderdale, FL 33316, USA.

Kathy Jiang                         100,000                  3.1%
7531 Francis Rd.
Richmond, B.C. Canada V6Y 1A1

Gregory Sharpe                       92,222                  2.7%
954 Roche Point Drive
North Vancouver, British Columbia
Canada, V7H 2T7

Ken Pappas                           96,666 (3)              2.9%
5940 Sandpiper Ct.
Richmond, British Columbia
CANADA  V7E-2P7

All officers and directors as     2,311,110                 71.7%
 a group (4 persons).

(1) Excludes shares issuable prior to December 31, 2000 upon the exercise of options or warrants granted to the following persons:

Name                         Options exercisable prior to December 31, 2000

Gregory Sharpe                                  66,666

(2) Represents shares held by Xili USA, Inc., a corporation controlled by Dr. Yan Xiao Wen

(3) Includes shares held by Knight & Day Restaurant Corp. Mr. Pappas is a Director of Knight & Day Restaurant Corp.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The  following  table  provides  information   concerning  shares  of  the
Company's common stock issued to the Company's officers and directors since the inception of the Company:

Date           Shares     Shareholder                   Consideration
----           ------     -----------                   -------------

03-25-95     133,333      Ken Pappas                       $  2,000
08-15-97       6,666      Ken Pappas                       Services Rendered
01-20-98      33,333      Knight & Day Restaurant Corp.    $125,000
09-21-98     100,000      Knight & Day Restaurant Corp.    $ 45,000
01-19-99      92,222      Gregory Sharpe                   Services Rendered
04-12-99   2,222,222      Xili USA, Inc.                   $300,000

      In September 1997 Ken Pappas returned 33,333 shares of common stock to the Company. These shares were cancelled and Mr. Pappas did not receive any consideration for the return of these shares.

      Ken Pappas, a director of the Company, is also a director of Knight & Day Restaurant Corp.

      In January 2000 Xili USA, Inc. transferred 100,000 shares of common stock to Kathy Jiang, an officer and director of the Company, and 100,000 shares of common stock to an unrelated third party.

          Xili USA, Inc. is controlled by Dr. Yan Xiao Wen, a director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number           Exhibit Name                                      Page Number

Exhibit 2        Plan of Acquisition, Reorganization, Arrangement,
                 Liquidation, etc.                                      None

Exhibit 3        Articles of Incorporation, as amended, and Bylaws      (1)
                                                                     --------

Exhibit 4        Instruments Defining the Rights of Security Holders

   Exhibit 4.1   Incentive Stock Option Plan                            (1)
                                                                     --------

   Exhibit 4.2   Non-Qualified Stock Option Plan                        (1)
                                                                     --------

   Exhibit 4.3   Stock Bonus Plan                                       (1)
                                                                     --------

Exhibit 5        Subscription Agreement                                 None

Exhibit 9        Voting Trust Agreement                                 None

Exhibit 10       Material Contracts                                     None

Exhibit 27       Financial Data Schedule                                ____

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                              FINANCIAL STATEMENTS

                        For the Year Ended June 30, 2000

                             ROYCE BIOMEDICAL INC.
                         INDEX TO FINANCIAL STATEMENTS


Auditors' Report
Balance Sheet                                                     Exhibit "A"
Statement of Loss and Deficit                                     Exhibit "B"
Statement of Changes in Shareholders' Equity                      Exhibit "C"
Statement of Cash Flows                                           Exhibit "D"
Notes to Financial Statements                                     Exhibit "E"



                         ---------------------------

                               AUDITORS' REPORT

 To The Shareholders of Royce Biomedical Inc.:

      We have audited the balance sheets of Royce Biomedical Inc. as at June 30, 2000 and 1999 and the statements of loss and deficit, changes in shareholders= deficiency and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles applied on a basis consistent with the prior year.



                                          "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants
Burnaby, BC
September 11, 2000


Comments by Auditor for US Readers on Canada-US Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 7 to the financial statements. Our report to the shareholders dated September 15, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



                                          "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants
Burnaby, BC
September 11, 2000

                                                                  Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                                  Balance Sheet
                                  June 30, 2000
                                  (US Dollars)


Assets                                            2000              1999
------------------------------------------------------------------------------
Current:
   Cash                                    $   137,655      $     37,401
   Accounts receivable                             824                --
   Prepaid expenses and deposits                   513           200,513
------------------------------------------------------------------------------
                                               138,992           237,914
Product licence fees (Note 4)                       --                --
------------------------------------------------------------------------------
                                           $   138,992       $   237,914
------------------------------------------------------------------------------
Liabilities
------------------------------------------------------------------------------
Current:
   Accounts payable and accrued liabilities $   77,476      $     82,978
   Loan payable                                 50,000                --
------------------------------------------------------------------------------
                                               127,476            82,978
Loan payable to a related party (Note 5)        37,509            37,944
------------------------------------------------------------------------------
                                               164,985           120,922
------------------------------------------------------------------------------
Shareholders' Deficiency
------------------------------------------------------------------------------
Share Capital (Note 6)                          14,296            14,019
Contributed Surplus (Note 6)                 2,322,006         2,305,683
Deficit, per Exhibit _B_                     2,362,295         2,202,710
------------------------------------------------------------------------------
                                               (25,993)          116,992
Going Concern (Note 7)
Commitments (Note 8)
Contingency (Note 11)
------------------------------------------------------------------------------
                                           $   138,992       $   237,914
------------------------------------------------------------------------------

- See accompanying notes -

                                                                  Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                          Statement of Loss and Deficit
                        For the Year Ended June 30, 2000
                                  (US Dollars)


                                                  2000          1999
------------------------------------------------------------------------------
Sales                                         $ 46,800        $   --
Cost of Sales                                   18,000            --
------------------------------------------------------------------------------
Gross margin                                    28,800            --

Other income:
   Interest                                      1,326            --
------------------------------------------------------------------------------
                                                30,126            --
------------------------------------------------------------------------------
Expenses:
   Consulting fees                              77,940        51,341
   Office and sundry                             2,160         2,869
   Professional fees                            51,881        30,192
   Rent                                          5,820        26,662
   Stock transfer agents fees                    1,675         1,910
   Telephone                                     1,342         9,991
   Travel and promotion                         14,962        21,050
   Wages and benefits                           33,931        19,929
------------------------------------------------------------------------------
                                               189,711       163,944
------------------------------------------------------------------------------
Net Loss                                       159,585       163,944
Deficit, beginning                           2,202,710     2,038,766
------------------------------------------------------------------------------
Deficit, ending, to Exhibit _A_             $2,362,295    $2,202,710
------------------------------------------------------------------------------

Loss per share                                $     0.05    $     0.10
------------------------------------------------------------------------------

- See accompanying notes -

                                                                  Exhibit "C"

                              ROYCE BIOMEDICAL INC.
                Statement of Changes in Shareholders' Deficiency
                        For the Year Ended June 30, 2000
                                  (US Dollars)


                                       Common Shares     Capital   Accumulated
                                      Shares    Amount   Surplus     Deficit
------------------------------------------------------------------------------

Balance at June 30, 1998          1,475,618  $  5,679 $1,796,639  $(2,038,766)
Shares issued for cash            6,886,667     6,887    358,247           --
Shares exchanged for debt to
   related parties                1,453,333     1,453    150,797           --
Reduction due to consolidation
   of 3 existing common shares
   into 1 common share effective
   May 10, 1999                  (6,543,702)       --         --           --
Net Loss, per Exhibit "B"                --        --         --     (163,944)
------------------------------------------------------------------------------
Balance at June 30, 1999          3,271,916    14,019  2,305,683   (2,202,710)
Shares issued for services
   rendered                          92,222       277     16,323           --
Net Loss, per Exhibit _B_                --        --         --     (159,585)
------------------------------------------------------------------------------
Balance at June 30, 2000, to
   Exhibit _A_                    3,364,138   $14,296 $2,322,006  $(2,362,295)
------------------------------------------------------------------------------

- See accompanying notes -

                                                                  Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                             Statement of Cash Flows
                        For the Year Ended June 30, 2000
                                  (US Dollars)


                                                  2000              1999
------------------------------------------------------------------------------
Operating Activities:
   Net Loss, per Exhibit _B_                 $(159,585)        $(163,944)

Changes in non-cash working capital -
  (Increase) Decrease in accounts receivable      (824)               --
   (Increase) Decrease in prepaid expenses
   and deposits                                200,000          (200,513)
 Increase (Decrease) in accounts payable
   and accrued liabilities                      (5,502)           (6,431)
     Increase (Decrease) in loan payable        50,000                --
------------------------------------------------------------------------------
Cash flows from (used in) operating activities  84,089          (370,888)
------------------------------------------------------------------------------
Financing Activities:
   Proceeds from issuance of common shares      16,600           517,384
   Repayment of bank loan                           --            (6,200)
   Repayment of loan payable                        --           (30,000)
   Repayment of loan to related party             (435)          (73,003)
------------------------------------------------------------------------------
Cash flows from financing activities            16,165           408,181
------------------------------------------------------------------------------
Net Increase in Cash                           100,254            37,293
Cash, beginning                                 37,401               108
------------------------------------------------------------------------------
Cash, ending                                 $ 137,655        $   37,401
------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
   Interest paid                                  $ --        $      229

   Non-cash  transaction  (1999 only) -
     1,453,333 common shares were issued in settlement of $152,251 debt to a related party.

- See accompanying notes -

                                                                  Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                  (US Dollars)


1.  Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

2.  Accounting Policies:

    a)  Cash -

        Cash consists of bank accounts and short-term deposits integral to the company's cash management.

    b)  Use of Estimates -

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management=s best knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

    c)  Foreign Currency Translation -

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

3.  Financial Instruments:

    a)  Fair Values -

        Unless otherwise noted, cash, accounts payable and accrued liabilities, loan payable and loan payable to a related party are stated at amounts that approximate their book value.

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                            Notes to Financial Statements
                                    June 30, 2000
                                    (US Dollars)


    b)  Liability Risk -

        The company does not have significant risk for the repayment of advances from a related party because under agreements with other shareholders, the related party has agreed not to demand repayment.



4.  Product Licence Fees:                                   2000        1999
------------------------------------------------------------------------------
    Product licence fees, at cost                        $10,000     $10,000
    Less:  Accumulated amortization                       10,000      10,000
------------------------------------------------------------------------------
                                                      $       --  $       --
------------------------------------------------------------------------------

5.  Loan Payable to a Related Party:                        2000        1999
------------------------------------------------------------------------------
    Knight & Day Restaurants Ltd. -
        The loan payable has no specific
        repayment terms and is non-interest
        bearing.  (See Note 3(b)).                       $37,509     $37,944
------------------------------------------------------------------------------

6.  Share Capital:

    Authorized -
    100,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

                                                Common Shares     Contributed
    Issued and Outstanding -                 # Shares     Amount    Surplus
                                             --------     ------  -----------

    Balance at June 30, 1998                 1,475,618  $  5,679  $1,796,639
    Shares issued for cash                   6,886,667     6,887     358,247
    Shares exchanged for debt to related
      parties                                1,453,333     1,453     150,797
    Reduction due to consolidation of 3
      existing common shares into 1 common
      share effective May 10, 1999          (6,543,702)       --          --
------------------------------------------------------------------------------
    Balance at June 30, 1999                 3,271,916    14,019   2,305,683
    Shares issued in exchange for services
      rendered                                  92,222       277      16,323
------------------------------------------------------------------------------
    Balance at June 30, 2000                 3,364,138   $14,296  $2,322,006
------------------------------------------------------------------------------

                                                              Exhibit "E"
                                                               Continued
                             ROYCE BIOMEDICAL INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                  (US Dollars)



    The following options for the purchase of common shares are outstanding:

        Number of               Exercise                   Expiry
         Warrants                Price                      Date
------------------------------------------------------------------------------
           20,000                $10.50                 August 15, 2000
           33,333                  1.50               December 31, 2000
           33,333                  3.90               December 31, 2001
           83,333                  0.30               December 31, 2001

6.  Share Capital:  (Continued)

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

    At June 30, 2000, 176,666 (1999 - 183,333) common shares were restricted from trading.

7.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past five years, including $159,585 in the current year and has an accumulated deficit of $2,362,295 at June 30, 2000. The company=s continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

    If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

    The company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the company being in the early stages of operations, the recoverability of assets on the balance sheet will be dependent on the company=s ability to obtain additional financing and to attain a level of profitable operations from the existing facilities in production and/or the disposition thereof.

                                                               Exhibit "E"
                              ROYCE BIOMEDICAL INC.             Continued
                          Notes to Financial Statements
                                  June 30, 2000
                                  (US Dollars)


8.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,357. At June 30, 2000, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

9.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                            2000        1999
------------------------------------------------------------------------------
    Expenses -
        Consulting fees                                  $46,600     $26,706
        Wages                                             33,931      12,000

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

10. Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,352,500 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company=s deferred tax balances are as follows:

                                                            2000        1999
------------------------------------------------------------------------------
    Deferred tax asset, beginning of year               $767,550    $710,185
    Benefit of current year=s operating loss
    carried forward                                       51,715      57,365
------------------------------------------------------------------------------
    Deferred tax asset, end of year                      819,265     767,550
------------------------------------------------------------------------------
    Valuation allowance, beginning of year               767,550     710,185
    Current year=s provision                              51,715      57,365
------------------------------------------------------------------------------
    Valuation allowance, end of year                     819,265     767,550
------------------------------------------------------------------------------
                                                    $         -- $        --
------------------------------------------------------------------------------

                                                              Exhibit _E_
                               ROYCE BIOMEDICAL INC.           Continued
                          Notes to Financial Statements
                                  June 30, 2000
                                  (US Dollars)


    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                                                      2010     $173,000
                                                      2011      599,000
                                                      2012      748,000
                                                      2013      508,976
                                                      2014      163,944
                                                      2015      159,585


11. Contingency:

    The company is a defendant in a lawsuit in which the plaintiff is claiming $100,000 plus damages. It arose from the company being enjoined in the claim by the plaintiff against a director of the company.

    The company does not anticipate that a loss will result; accordingly no provision has been made in the accounts for such occurrence.


12. Uncertainty Due to the Year 2000 Issue:

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

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of October, 2000.


                                   ROYCE BIOMEDICAL, INC.

                                   By /s/
                                   ---------------------------------------
                                      Kathy Jiang, President and Principal
                                      Financial Officer

      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                    Date

 /s/
------------------------
Dr. Yan Xiao Wen                    Director             October 10, 2000

/s/
------------------------
Kathy Jiang                         Director             October 10, 2000

/s/
------------------------
Ken Pappas                          Director             October 12, 2000