Form 10QSB
period 2000-09-30
ROYCE BIOMEDICAL INC
filed 2000-11-21
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended SEPTEMBER 30, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

            Nevada                                     98-0206542
   --------------------------                      -------------------
  State or other jurisdiction of                    (I.R.S.) Employer
  incorporation                                     Identification No.

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices

                                 (604) 267-7080
                  ---------------------------- ---------------
               Registrant's telephone number, including area code

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

            Yes             X                    No    ________
                  ------------------

      As of September 30, 2000 the Company had 3,364,138 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC


                          INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

                  For the Three Months Ended September 30, 2000

                             ROYCE BIOMEDICAL INC.

                     INDEX TO INTERIM FINANCIAL STATEMENTS

Review Engagement Report
Interim Balance Sheet                                             Exhibit "A"
Interim Statement of Loss and Deficit                             Exhibit "B"
Interim Statement of Changes in Shareholders' Equity              Exhibit "C"
Interim Statement of Cash Flows                                   Exhibit "D"
Notes to Interim Financial Statements                             Exhibit "E"


                          ---------------------------

                            REVIEW ENGAGEMENT REPORT

To The Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at September 30, 2000 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.



                                    "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants

Burnaby, BC
November 5, 2000

                                                                   Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (unaudited)
                               September 30, 2000
                                  (US Dollars)

                                               September 30,        June 30,
                                                     2000              2000
Assets
Current:
   Cash                                    $     154,001       $    137,655
   Accounts receivable                             1,354                824
   Inventory                                       1,020                 --
   Prepaid expenses                                  500                513

                                                 156,875            138,992
Product licence fees (Note 4)                         --                 --
                                           $     156,875       $    138,992

Liabilities
Current:
   Accounts payable and accrued liabilities  $    82,063         $   77,476
   Loan payable                                  100,000             50,000
                                                 182,063            127,476
Loan payable to a related party (Note 5)          37,509             37,509
                                                 219,572            164,985

Shareholders' Equity
Share Capital (Note 6)                            14,296             14,296
Contributed Surplus (Note 6)                   2,322,006          2,322,006
Deficit, per Exhibit "B"                      (2,398,999)        (2,362,295)
                                                 (62,697)           (25,993)
Going Concern (Note 7)
Commitments (Note 8)
                                           $     156,875       $    138,992


- See accompanying notes -

                                                                   Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                  For the Three Months Ended September 30, 2000
                                  (US Dollars)


                                        Three Months Ended    Three months Ended
                                        September 30, 2000    September 30, 1999

Sales                                        $      --           $       --
Cost of sales                                       --                   --

Gross Margin                                        --                   --

Expenses:
   Consulting fees                              10,500               45,555
   Office and sundry                               672                  927
   Professional fees                            10,622                3,500
   Rent                                          1,500                1,500
   Stock transfer agents fees                      611                   --
   Telephone                                       332                  305
   Travel and promotion                          4,967                3,190
   Wages and benefits                            7,500               12,650

                                                36,704               67,627

Net Loss                                       (36,704)             (67,627)
Deficit, beginning                          (2,362,295)          (2,202,710)

Deficit, ending, to Exhibit "A"            $(2,398,999)         $(2,270,337)


Loss per share                          $      ( 0.01)       $       (0.02)


- See accompanying notes -

                                                                   Exhibit "C"
                              ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Equity
                                   (unaudited)
                  For the Three Months Ended September 30, 2000
                                  (US Dollars)


                                  Common Shares        Capital
                                 Shares    Amount      Surplus      Deficit
                                 ------    ------      -------      --------

Balance at June 30, 1999       3,271,916   $14,019   $2,305,683    $(2,202,710)
Shares issued for services
  rendered                        92,222       277       16,323             --
Net Loss, per Exhibit "B"             --        --           --        (67,627)

Balance at September 30,
  1999                         3,364,138   $14,296   $2,322,006    $(2,270,337)


Balance at June 30, 2000       3,364,138   $14,296   $2,322,006    $(2,362,295)
Net Loss, per Exhibit "B"             --        --           --        (36,704)

Balance at September 30,
  2000                         3,364,138   $14,296   $2,322,006    $(2,398,999)





- See accompanying notes -

                                                                   Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (unaudited)
                  For the Three Months Ended September 30, 2000
                                  (US Dollars)

                                         Three Months Ended   Three months Ended
                                         September 30, 2000   September 30, 1999

Operating Activities:
   Net Loss, per Exhibit "B"                  $ (36,704)          $ (67,627)
   Adjustment for -
     Common shares issued for services
          rendered                                   --              16,600

                                                (36,704)            (51,027)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable    (530)               (218)
     (Increase) Decrease in inventory            (1,019)            (18,000)
     (Increase) Decrease in prepaid expenses         13             100,000
     Increase (Decrease) in accounts payable
          and accrued liabilities                 4,586              (7,648)
     Increase (Repayment) in loan payable        50,000                  --

Cash flows used in operating activities          16,346              23,107
Cash, beginning                                 137,655              37,400

Cash, ending                                   $154,001           $  60,507


Supplemental Disclosure of Cash Flow Information:

   Non-cash transaction - 92,222 common shares were issued for $16,600 in services rendered during 1999



- See accompanying notes -

                                                                 Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2000
                                  (US Dollars)

1.  Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The Company was incorporated on March 22, 1995 in Nevada.

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

    d)  Inventory -

        Inventory is valued at the lower of cost and market value and includes items held for resale.

3.  Financial Instruments:

    a)  Fair Values -

        Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, loan payable and loan payable to a related party are stated at amounts that approximate their book value.

                                                                 Exhibit "E"
                                                                  Continued
                              ROYCE BIOMEDICAL INC.
                     Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2000
                                  (US Dollars)

    b)  Liability Risk -

        The Company does not have significant risk for the repayment of advances from a related party because under agreements with other shareholders, the related party has agreed not to demand repayment.

                                                September 30,       June 30,
4.  Product Licence Fees:                           2000              2000
                                                -----------       ------------

    Product licence fees, at cost                $10,000           $10,000
    Less:  Accumulated amortization               10,000            10,000
                                                 $    --           $    --

                                                September 30,        June 30,
5.  Loan Payable to a Related Party:                2000              2000
                                                -------------     ------------

    Knight & Day Restaurants Ltd. -
        The loan payable has no specific
         repayment terms and is non-interest
         bearing.  (See Note 2(a)).              $37,509           $37,509

6.  Share Capital:

    Authorized -
  100,000,000        Common shares with a par value of $.001 each
    5,000,000        Preferred shares with a par value of $.001 each

                                                 Common Shares      Contributed
    Issued and Outstanding -                 # Shares     Amount      Surplus
                                             --------     ------    -----------

    Balance at June 30, 1999                 3,271,916   $14,019   $2,305,683
    Shares issued for services rendered         92,222       277       16,323

    Balance at June 30, 2000 and
     September 30, 2000                      3,364,138   $14,296   $2,322,006

    The following options for the purchase of common shares are outstanding:

           Number of                Exercise                 Expiry
            Shares                   Price                    Date
           ---------                --------             -----------------

             33,333                  $1.50               December 31, 2000
             33,333                   3.90               December 31, 2001
             83,333                    .30               December 31, 2001

                                                                 Exhibit "E"
                                                                  Continued
                              ROYCE BIOMEDICAL INC.
                     Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2000
                                  (US Dollars)

7.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The Company has experienced significant losses over the past five years, including $36,704 in the current period and has an accumulated deficit of $2,398,999 at September 30, 2000. The Company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

8.  Commitments:

    During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As they were not, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $20,347. At September 30, 2000, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

9.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the Company had the following transactions with officers and directors of the Company.

                                      Three Months Ended    Three months Ended
                                       September 30, 2000    September 30, 1999
    Expenses -
        Consulting fees                   $7,500              $  7,500
        Wages                              7,500                12,650

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

                                                                 Exhibit "E"
                                                                  Continued
                              ROYCE BIOMEDICAL INC.
                     Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2000
                                  (US Dollars)


10. Income Taxes:

    The Company has net losses for income tax purposes totalling approximately $2,391,872 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

                                                           2000        1999

    Deferred tax asset, beginning of year               $819,265    $767,550
    Benefit of current year's operating
    loss carried forward                                  13,781      22,550

    Deferred tax asset, end of year                      833,046     790,100

    Valuation allowance, beginning of year               819,265     767,550
    Current year's provision                              13,781      22,550

    Valuation allowance, end of year                     833,046     790,100

                                                        $     --    $     --


    As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                  2010                        $173,000
                  2011                         599,000
                  2012                         748,000
                  2013                         508,976
                  2014                         163,944
                  2015                         159,585
                  2016                          39,372


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

      In November 1999 Xili began distributing 20,000 sample H. Pylori test kits supplied by the Company to 100 hospitals in China. The Company believes that the hospital will use a minimum of 30 kits per day. The Company's goal is to sell at least 10,000 test kits to each hospital during the twelve months ending December 31, 2001. The Company expects to receive approximately $ 2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit.

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

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending September 30, 2001 the Company will need approximately $4,000,000 in additional capital for the acquisition of a pharmaceutical manufacturing facility that will allow the Company to manufacture H. Pylori test kits in China. In addition, if during the twelve months ending September 30, 2001, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations. There can be no assurance that the Company will be successful in obtaining additional funding.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No.                              Description

      27                               Financial Data Schedule


(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ROYCE BIOMEDICAL, INC.



Date:  November 27, 2000            By /s/ Kathy Jiang
                                       --------------------------------------
                                       Kathy Jiang
                                       President and Principal Financial Officer