Form 10QSB
period 2000-12-31
ROYCE BIOMEDICAL INC
filed 2001-02-21
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

          Nevada                                        98-0206542
----------------------------------                  -------------------
State or other jurisdiction                         (I.R.S.) Employer
   of incorporation                                  Identification No.

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices

                                 (604) 267-7080
                                 ---------------
               Registrant's telephone number, including area code

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

            Yes             X                      No    ________
                  ------------------

      As of December 31, 2000 the Company had 3,364,138 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

                   For the Six Months Ended December 31, 2000

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

                            REVIEW ENGAGEMENT REPORT

To The Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at December 31, 2000 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


                                        "Cinnamon Jang Willoughby & Company"

                                             Chartered Accountants

Burnaby, BC
February 7, 2001

                                                                  Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                  December 31, 2000
                                    (US Dollars)


                                                December 31,     June 30,
Assets                                             2000            2000
                                                -----------     ----------
Current:
   Cash                                        $      27,198  $    137,655
   Accounts receivable                                 1,413           824
   Prepaid expenses                                      500           513
                                              --------------    ----------
                                                      29,111       138,992
Product licence fees (Note 4)                         -                 --
Loan receivable - Director (Note 5)                   84,667            --
                                                --------------------------

                                                 $   113,778    $  138,992
                                                 ===========    ==========

Liabilities
Current:
   Accounts payable and accrued liabilities      $    73,217 $      77,476
   Loan payable                                      100,000        50,000
                                                 -----------     ---------
                                                     173,217       127,476
Loan payable to a related party (Note 6)              37,509        37,509
                                                 -----------      --------
                                                     210,726       164,985
Shareholders' Equity
Share Capital (Note 7)                                14,296        14,296
Contributed Surplus (Note 7)                       2,322,006     2,322,006
Deficit, per Exhibit "B"                          (2,433,250)   (2,362,295)
                                                  -----------   -----------
                                                     (96,948)       (25,993)
Going Concern (Note 8)
Commitments (Note 9)
                                                $    113,778  $    138,992
                                                ============  ============












                             See accompanying notes

- See accompanying notes -
                                                                   Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (unaudited)
                     For the Six Months Ended December 31, 2000
                                    (US Dollars)


                          Three Months   Three Months   Six Months   Six Months
                            Ended           Ended         Ended        Ended
                         December 31,   December 31,  December 31,  December 31,
                             2000            1999          2000        1999
-------------------------------------------------------------------------------

Sales                      $      -      $      -       $     -
     $     52,000
Cost of sales                     -             -             -           19,923

Gross Margin                      -             -             -           32,077

Expenses:
   Consulting fees               14,250         12,540        24,750      58,096
   Office and sundry (sundry)     1,380            (80)        2,052       1,049
   Professional fees              4,315         12,017        14,937      15,517
   Rent                             633          2,227         2,133       3,727
   Stock transfer agents fees     2,750            925         3,362         925
   Telephone                        492            123           823         427
   Travel and promotion           2,931          4,236         7,898       7,427
   Wages and benefits             7,500          5,968        15,000      18,618
                                -------        -------        ------      ------
                                 34,251         37,956        70,955     105,786

Net Loss                         34,251         37,956        70,955      73,709
Deficit, beginning            2,398,999      2,270,337     2,362,295   2,202,710
                              ---------      ---------     ---------   ---------
Deficit, ending, to
 Exhibit "A"                 $2,433,250     $2,308,293    $2,433,250  $2,276,419
                               ==========   ==========    ==========  ==========


Loss per share           $         0.01   $       0.01   $      0.02  $     0.03
                         ==============  =============   ============  ========











                             See accompanying notes

- See accompanying notes -
                                                                    Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                Interim Statement of Changes in Shareholders' Equity
                                     (unaudited)
                     For the Six Months Ended December 31, 2000
                                    (US Dollars)


                                       Common Shares      Capital
                                   Shares     Amount     Surplus       Deficit
                                   --------------------------------------------

Balance at June 30, 1999        3,271,916    $14,019  $2,305,683   $(2,202,710)
Shares issued for services
   rendered                        92,222        277      16,323            --
Net Loss, per Exhibit "B"              --         --          --       (73,709)
                           ----------------------------------------------------

Balance at December 31, 1999    3,364,138    $14,296  $2,322,006   $(2,276,419)
                                =========    =======  ==========   ============

Balance at June 30, 2000        3,364,138    $14,296  $2,322,006   $(2,362,295)
Net Loss, per Exhibit "B"              --         --          --       (70,955)
                           ----------------------------------------------------

Balance at December 31, 2000    3,364,138    $14,296  $2,322,006   $(2,433,250)
                                =========    =======  ==========   ============



















                             See accompanying notes

                                                                 Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                     For the Six Months Ended December 31, 2000
                                    (US Dollars)


                                                Six Months           Six months
                                                   Ended                Ended
                                               December 31,         December 31,
                                                   2000                 1999
                                                ----------        -------------
Operating Activities:
   Net Loss, per Exhibit "B"                    $ (70,955)           $ (73,709)
   Adjustment for -
     Common shares issued for services rendered         --              16,600
                                               -----------            --------
                                                  (70,955)             (57,109)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable      (589)             (52,000)
     (Increase) Decrease in prepaid expenses           13              199,300
     Increase (Decrease) in accounts payable
         and accrued liabilities                   (4,259)               8,600
     Increase (Repayment) in loan payable          50,000               50,000
                                                   ------               ------
Cash flows from (used in) operating activities    (25,790)             148,791

Investing Activity:
   Increase in loan receivable - director         (84,667)                  --

Financing Activity:
   Repayment of note to related party                  --                 (431)
                                            -------------             ---------
Net Increase (Decrease) in cash                  (110,457)             148,360
Cash, beginning                                   137,655               37,400
                                                 --------             --------
Cash, ending                                   $   27,198             $185,760
                                               ==========             ========


Supplemental Disclosure of Cash Flow Information:

Non-cash transaction -
   92,222 common shares were issued for $16,600 in services rendered during 1999




                             See accompanying notes

                                                                   Exhibit "E
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2000
                                  (US Dollars)

1.  Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2000, and its results of operations for the three and six month periods ending December 31, 2000 and its cash flows for the six-month period ending December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2000 included in the Company's annual report on Form 10-KSB.

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

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2000
                                  (US Dollars)



3.  Financial Instruments:

a)    Fair Values -

      Unless otherwise noted, cash, accounts receivable, loan receivable from a director, accounts payable and accrued liabilities, loan payable and note payable to a related party are stated at amounts that approximate their book value.

    b)  Liability Risk -

        The company does not have significant risk for the repayment of advances from a related party because under agreements with other shareholders, the related party has agreed not to demand repayment.

                                                December 31,     December 31,
4.  Product Licence Fees:                           2000           1999
                                                ----------       ---------

    Product licence fees, at cost                 $10,000        $10,000
    Less:  Accumulated amortization                10,000         10,000

                                                 $     --       $     --

5.  Loan Receivable to a Director:

    The company was a defendant in a lawsuit that arose from the company being enjoined in a claim by the plaintiff against a director of the company. During the period, the lawsuit was settled by the director. The company assisted the director in the settlement through a loan of $84,667. The loan to the director is due April 9, 2002 and bears interest at 7.5% for the period June 9, 2001 through to April 9, 2002.

                                                December 31,     December 31,
6.  Loan Payable to a Related Party:                2000             1999
                                                -----------      -----------

    Knight & Day Restaurants Ltd. - The
      loan payable has no specific
      repayment terms and is non-interest
      bearing.  (See Note 2(a)).                 $ 37,509        $ 37,509

7.  Share Capital:

    Authorized -
        100,000,000     Common shares with a par value of $.001 each
        5,000,000       Preferred shares with a par value of $.001 each

                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.           Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                  December 31, 2000
                                    (US Dollars)


                                                  Common Shares     Contributed
    Issued and Outstanding -                 # Shares     Amount      Surplus
                                             --------     -------  ------------

    Balance at June 30, 1999                 3,271,916   $14,019     $2,305,683
    Shares issued for services rendered         92,222       277         16,323
                                           -----------  ---------  ------------

    Balance at December 31, 1999 and 2000    3,364,138   $14,296     $2,322,006
                                             =========   =======     ==========


    The following options for the purchase of common shares are outstanding:

           Number of                 Exercise               Expiry
             Shares                    Price                 Date

             33,333                 $ 3.90               December 31, 2001
             83,333                 $ 0.30               December 31, 2001

At December 31, 2000, 176,666 (1999 - 183,333) common shares were restricted from trading.

7.  Share Capital: (Continued)

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

8.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past five years, including $34,251 in the current period and has an accumulated deficit of $2,433,250 at December 31, 2000. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                  December 31, 2000
                                    (US Dollars)


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

9.  Commitments:

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

    The company is required to refund an amount of $20,347. At December 31, 2000, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

10. Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                 2000            1999
                                                 ----            ----
    Expenses
        Consulting fees                        $15,000       $  7,500
        Wages                                   15,000         12,650

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                  December 31, 2000
                                    (US Dollars)

11. Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,423,460 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                   2000             1999


    Deferred tax asset, beginning of year        $819,265        $767,550
    Benefit of current year's operating
       loss carried forward                        24,834          22,550
                                               -----------     -----------

    Deferred tax asset, end of year               844,099         790,100
                                                  -------         -------

    Valuation allowance, beginning of year        819,265         767,550
    Current year's provision                       24,834          22,550
                                                ---------       ---------

    Valuation allowance, end of year              844,099         790,100
                                                  -------         -------

                                            $          --   $          --
                                            =============   =============

As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                            2010       $173,000
                            2011       599,000
                            2012       748,000
                            2013       508,976
                            2014       163,944
                            2015       159,585
                            2016       70,955

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND PLAN OF OPERATION

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

      In November 1999 Xili began distributing 20,000 sample H. Pylori test kits supplied by the Company to 100 hospitals in China. The Company believes that the hospital will use a minimum of 30 kits per day. The Company expects to receive approximately $ 2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit. Although the Company's goal is to sell at least 10,000 test kits to each hospital during the twelve months ending December 31, 2001, during the six months ending December 31, 2000 the Company did not sell any test kits.

      The Company will analyze the results of first year sales of H. Pylori test kits. If sales results are encouraging, the Company plans to assemble H. Pylori test kit components in China to reduce costs. In this regard, Chembio Diagnostic Systems Inc. has indicated a willingness to sell to the Company components that would allow the assembly of H. Pylori and other diagnostic kits in China. Xili has agreed to supply the required assembly space in one of their pharmaceutical manufacturing plants.

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

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending December 31, 2001 the Company will need approximately $4,000,000 in additional capital for the acquisition of a pharmaceutical manufacturing facility that will allow the Company to manufacture H. Pylori test kits in China. In addition, if during the twelve months ending December 31, 2001 the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations. There can be no assurance that the Company will be successful in obtaining additional funding.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report


(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending December 31, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ROYCE BIOMEDICAL, INC.



Date:  February 14, 2001          By   /s/ Kathy Jiang
                                      -------------------------------------
                                      Kathy Jiang
                                      President and Principal Financial Officer