Form 10QSB
period 2001-03-31
ROYCE BIOMEDICAL INC
filed 2001-05-09
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

        Nevada                                                98-0206542
     ------------                                          ----------------
State or other jurisdiction of incorporation              (I.R.S.) Employer
                                                          Identification No.

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

            Yes             X                               No    ________
                  ------------------

     As of March 31, 2001 the Company had _________ outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                       For the Period Ended March 31, 2001

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

                            REVIEW ENGAGEMENT REPORT

To The Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at March 31, 2001 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


                                        "Cinnamon Jang Willoughby & Company"

                                             Chartered Accountants

Burnaby, BC
April 24, 2001

                                                                  Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (Unaudited)
                                   March 31, 2001
                                    (US Dollars)

                                                   March 31,     June 30,
Assets                                                2001         2000
                                                   ---------     --------

Current:
   Cash                                        $     88,700   $  137,700
   Accounts receivable                                1,900          800
   Prepaid expenses and deposits                    100,500          500
                                                    -------    ---------

                                                    191,100      139,000
Product licence fees (Note 4)                             -            -
Loan receivable - Director (Note 5)                  84,700            -
                                               ------------    ---------

                                                $   275,800   $  139,000
                                                ===========   ==========

Liabilities

Current:
   Accounts payable and accrued liabilities       $  70,100    $  77,500
   Loan payable                                          --       50,000

                                                     70,100      127,500
Loan payable to related party                            --       37,500

                                                     70,100      165,000

Shareholders' Equity

Share Capital (Note 6)                               16,000       14,300
Contributed Surplus (Note 6)                      2,657,800    2,322,000
Deficit, per Exhibit "B"                         (2,468,100)  (2,362,300)

                                                    205,700      (26,000)
Going Concern (Note 7)
Commitments (Note 8)

                                                $   275,800  $   139,000

Approved by the Directors:

------------------------

------------------------

- See accompanying notes -

                                                                  Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (Unaudited)
                      For the Nine Months Ended March 31, 2001
                                    (US Dollars)


                          Three Months Three Months  Nine Months  Nine Months
                             Ended        Ended         Ended       Ended
                           March 31,    March 31,     March 31,    March 31,
                            2001          2000          2001         2000
                          --------      --------     ----------    --------

Sales                     $    --       $    --      $     --      $52,000
Cost of sales                  --            --            --       19,900

Gross Margin                   --            --            --       32,100

Expenses:
   Consulting fees          6,500         7,700        31,300       65,800
   Office and sundry        3,200         1,000         5,200        2,000
   Professional fees       11,400        21,400        26,400       36,900
   Rent                       800         2,500         3,000        6,200
   Stock transfer agents'
    fees                      800           200         4,100        1,200
   Telephone                  400           500         1,200        1,000
   Travel and promotion     1,200         3,200         9,100       10,600
   Wages and benefits      10,500         7,600        25,500       26,200

                           34,800        44,100       105,800      149,900

Net Loss                  (34,800)      (44,100)     (105,800)    (117,800)
Deficit, beginning     (2,433,300)   (2,276,400)   (2,362,300)  (2,202,700)

Deficit, ending, to
  Exhibit "A"         $(2,468,100)  $(2,320,500)  $(2,468,100) $(2,320,500)

Loss per share        $     (0.01)  $     (0.01)  $     (0.03) $     (0.04)





- See accompanying notes -

                                                                  Exhibit "C"
                              ROYCE BIOMEDICAL INC.
                    Interim Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                    For the Nine Months Ended March 31, 2001
                                  (US Dollars)


                                     Common Shares         Contributed
                                 Shares      Amount      Surplus        Deficit

Balance, June 30, 1999         3,271,916    $14,000     $2,305,700  $(2,202,700)
Shares issued for services
  rendered                        92,222        300         16,300           --
Net Loss, per Exhibit "B"             --         --             --     (117,800)

Balance, March 31, 2000        3,364,138    $14,300     $2,322,000  $(2,320,500)


Balance, June 30, 2000          3,364,138   $14,300     $2,322,000  $(2,362,300)
Shares issued for cash          1,500,000     1,500        298,500
Shares issued for debt            187,545       200         37,300
Net Loss, per Exhibit "B"                                              (105,800)

Balance, March 31, 2001         5,051,683   $16,000     $2,657,800  $(2,468,100)


- See accompanying notes -

                                                                  Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (Unaudited)
                    For the Nine Months Ended March 31, 2001
                                  (US Dollars)


                                                   Nine Months      Nine Months
                                                     Ended            Ended
                                                    March 31 ,       March 31,
                                                      2001             2000
                                                   -----------      ----------

Operating Activities:
   Net Loss, per Exhibit "B"                       $(105,800)       $(117,800)
   Adjustment for -
     Common shares issued for services rendered           --           16,600

                                                    (105,800)        (101,200)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable       (1,100)         (52,600)
     (Increase) Decrease in prepaid expenses and
          deposits                                  (100,000)         200,000
     Increase (Decrease) in accounts payable and
          accrued liabilities                         (7,400)         (14,400)
     Increase (repayment) of loan payable            (50,000)          50,000

                                                    (264,300)          81,800

Investing Activity:
   Increase in loan receivable                       (84,700)             --

Financing Activities:
   Decrease in loan to a related party                    --             (400)
   Shares issued for cash                            300,000               --

Cash flows from (used in) financing activities       300,000             (400)

Net Increase (Decrease) in Cash                      (49,000)          81,400
Cash, beginning                                      137,700           37,400

Cash, ending                                      $   88,700        $ 118,800

Supplemental Disclosure of Cash Flow Information:
   Non-cash transaction -
   187,750 common shares issued for $37,509 debt to a related party during 2001 92,222 common shares were issued for $16,600 in services rendered during 2000



- See accompanying notes -

                                                                  Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2001
                                  (US Dollars)




1.  Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the company's financial position as of March 31, 2001 and its results of operations for the three and nine month periods ending March 31, 2001 and its cash flows for the nine month period ending March 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2000 included in the company's annual report on Form 10-KSB.

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

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2001
                                  (US Dollars)




3.  Financial Instruments:

        Fair Values -

        Unless otherwise noted, cash, accounts receivable, loan receivable from a director and accounts payable and accrued liabilities are stated at amounts that approximate their book value.

                                                   March 31,      June 30,
4.  Product Licence Fees:                             2001          2000
                                                   --------       -------

    Product licence fees, at cost                 $10,000        $10,000
    Less:  Accumulated amortization                10,000         10,000

                                                  $    --        $    --
5.  Loan Receivable - Director:

    The company was a defendant in a lawsuit that arose from the company being enjoined in a claim by the plaintiff against a director of the company. During the period the lawsuit was settled by the director. The company assisted the director in the settlement through a loan of $84,667. The loan to the director is due April 9, 2002 and bears interest at 7.5% for the period June 9, 2001 to April 9, 2002.

6.  Share Capital:

    Authorized -
        100,000,000      Common shares with a par value of $.001 each
        5,000,000     Preferred shares with a par value of $.001 each

                                            Common Shares        Contributed
                                         -------------------
    Issued and Outstanding -               # Shares     Amount      Surplus
                                           --------     ------      -------

    Balance, June 30, 1999                 3,271,916    $14,000    $2,305,700
    Shares issued for services rendered       92,222        300        16,300

    Balance, June 30, 2000                 3,364,138     14,300     2,322,000
    Shares issued for cash                 1,500,000      1,500       298,500
    Shares issued for debt                   187,545        200        37,300

    Balance, March 31, 2001                5,051,683    $16,000    $2,657,800

                              ROYCE BIOMEDICAL INC.                 Exhibit "E
                       Notes to Interim Financial Statements        Continued
                                   (Unaudited)
                                 March 31, 2001
                                  (US Dollars)



6.  Share Capital:  (Continued)

    The following options for the purchase of common shares are outstanding:

        Number of                  Exercise
        Warrants                    Price                  Expiry Date

         33,333                     $3.90                December 31, 2001
         83,333                      0.30                December 31, 2001
        7,500,000                    0.20                December 31, 2001
        2,000,000                    0.20                December 31, 2001
         50,000                      0.20                March 1, 2002

    At March 31, 2001, 176,666 (2000 - 183,333) common shares were restricted from trading.

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

    During the period, the following transactions affected share capital:

        1,500,000 shares were issued for $300,000 cash to provide working capital and to pay licence fees to export health test kits to China;

        187,545 shares were issued to a company related to one of the directors in satisfaction of a debt outstanding.

7.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past five years, including $70,954 in the current period and has an accumulated deficit of $2,433,250 at December 31, 2000. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

                              ROYCE BIOMEDICAL INC.                Exhibit "E
                          Notes to Interim Financial Statements     Continued
                                   (Unaudited)
                                 March 31, 2001
                                  (US Dollars)

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

9.  Related Party Transactions:  (Refer also to Note 6)

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers, and directors of the company.

                                                            2001        2000
    Expenses -
        Consulting fees                                  $18,800     $22,500
        Wages                                             25,500      26,200

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

10. Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,468,100 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                           2001        2000

    Deferred tax asset, beginning of year               $819,300    $767,600
    Benefit of current year's operating loss carried
    forward                                               37,000      41,200

    Deferred tax asset, end of period                    856,300     808,800

    Valuation allowance, beginning of year               819,300     767,600
    Current year's provision                              37,000      41,200

    Valuation allowance, end of year                     856,300     808,800

                                                        $     --    $     --

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

      In November 1999 Xili began distributing 20,000 sample H. Pylori test kits supplied by the Company to 100 hospitals in China. The Company believes that the hospital will use a minimum of 30 kits per day. The Company expects to receive approximately $ 2.60 (net of product and distribution costs) from the sale of each H. Pylori testing kit. Although the Company's goal is to sell at least 10,000 test kits to each hospital during the twelve months ending December 31, 2001, during the nine months ending March 31, 2001 the Company did not sell any test kits.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the nine months ended March 31, 2001 the Company:

o sold 1,500,000 shares of common stock to an unrelated third party for $300,000 in cash, and
o issued 187,545 shares of common stock in settlement of $37,500 in liabilities. The 187,545 shares were issued to a corporation affiliated with Ken Pappas, a director of the Company.

      The shares issued or sold during the nine months ended March 31, 2001 were not issued under the Securities Act of 1933 but were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report


(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ROYCE BIOMEDICAL, INC.



Date:  May 9, 2001              By   /s/ Kathy Jiang
                                     ----------------------------------
                                     Kathy Jiang
                                     President and Principal Financial Officer