Form 10KSB
period 2001-06-30
ROYCE BIOMEDICAL INC
filed 2001-09-27
CIK 947011

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No. 0-29895

                             Royce Biomedical, Inc.
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                      98-0206542
         ----------------------                        --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      1100-1200 West 73rd Avenue
       Vancouver, British Columbia                             V6P 6G5
-------------------------------------------          -------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended June 30, 2001 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company, (1,053,028 shares) based upon the average bid and asked prices of the Company's common stock on July 17, 2001, the last day the Company's common stock was traded, was approximately $40,000

Documents incorporated by reference:      None

As of September 20, 2001 the Company had 5,051,683 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     Royce Biomedical, Inc. (the "Company") was incorporated in the State of Nevada on March 22, l995.

      Royce Biomedical, Inc. (the "Company") was incorporated in Nevada on March 22, l995. The Company is a public company listed on the OTC Bulletin Board. The trading symbol is RYBO.OB. The Company's executive offices are located at 1100-1200 West 73rd Avenue, Vancouver, British Columbia, V6P 6G5 CANADA. The Company's telephone number is (604) 267-7080 and its facsimile number (604) 267-7078. The Company has a Sales Office in Beijing, the People's Republic of China.

Introduction

      Health care around the world is divided into two segments, diagnosis and treatment. This segmentation has given rise to two separate markets: the pharmaceutical market for treatment and the medical diagnostic testing devices market for diagnosis. The market demand for rapid tests is huge. It is reported that 36 million people around the world are infected with AIDS virous. Sexually transmitted diseases such as Syphilis and HBV are on the rise. Although not as life threatening, early detection of non-sexually trasmitted dieseases such as
H. Pylori can reduce the development risk of cancer.

      The Company is a developer, manufacturer and distributor of immunodiagonsitic test products. The Company plans to manufacture and assemble diagnostic test kits in China.

Corporate Development

      Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. It has since upgraded its research ability and expanded into tests for HIV and H. Pylori and Syphilis. Between 1996 and 1998 the Company assembled its diagnostic testing kits at its laboratory in Irvine, California. To streamline its operation, the Company closed this facility in April 1998.

      In January, 2001, the Company registered a Sales Office in Beijing, the People's Republic of China. By registering this Sales Office in the Zhong Guan Cun Hi-Tech Development Zone, the Company can benefit from tax concessions granted by the Chinese government.

      At the present time the Company plans to manufacture its own medical diagnostic tests in China. This will enable the Company to reduce operating costs and make its products more competitive.

      The Company intends to begin manufacturing and distributing HIV, H.Pylori and Syphilis test kits in China during 2001 or 2002.

      In order to penetrate the Chinese immunodiagonstic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company provides clinical data and in-person training to Xili personnel. Similar arrangements have been established between the Company and Xili to market HIV and Syphilis tests.

      Xili Pharmaceutical Group, Inc. is a major shareholder of the Company. Xili has a large sales force in China that services the medical purchasing needs of clinics, laboratories, hospitals, and consumers. Operating in more than 60 cities, Xili has strong working relationships with over 2000 hospitals in China. It also has close working relationship with the Chinese Medical Association, several of the largest drug store chains and a number of test kit distributors in China. Xili is controlled by Dr. Yan Xiao Wen, who is also the Chairman of the Company's Board of Directors.

      In April 2001 the Company signed an agreement with Osborn Scientific Group
(OSG), an immunodiagonstic test research laboratory in the United States, to develop new products for the Company.

The Company's Current Postion in China

      The Company has spent the last two years developing a distribution network and working with the Chinese regulatory authorities to obtain the necessary approvals for various products. The Company has been granted licenses to sell H. Pylori and Tuberculosis test kits. The Company is currently holding discussions with Chinese regulatory authorities to obtain approval to distribute HIV and Syphilis test kits.

Potential Market for the Company Products

      The Company, through its own research, has identified H. Pylori, HIV, Tuberculosis and Syphilis as the initial diagnostic test kits which it plans to manufacture and distribute in China. The following is a summery of each market.

      Non Sexually Transmitted Diseases - Reports indicate that H. Pylori has infected over 780 million people in China. H. Pylori infection is the main cause of chronic gastritis (60% detectable rate in China), chronic active gastritis (over 90%), duodenal ulcer (95%), and gastric ulcer (80%). Studies show that H.Pylori is a major cause for stomach cancer. The early treatment of H. Pylori infection can reduce the need for invasive endoscopy and long-term traditional therapy associated with duodenal and gastric ulcers, as well as antral gastritis. H. Pylori is an easily curable illness, but early detection is vital for treatment since the symptoms at early stages are not very obvious.

      In November 1999 Xili began distributing 20,000 H. Pylori test kits supplied by the Company to 100 hospitals in China as samples. The initial results were very satisfactory and encouraging. The Company will enlarge the sampling hospitals to 1000 this year and start to sell the test kits to the first 100 hospitals. The Company's goal is to sell at least 1000 test kits to each hospital during the year 2001. The Company expects to receive approximately $2.00 from the sale of each H. Pylori testing kit. The Company expects to capture 20% of H. Pylori test kit market by 2004.

      Sexually Transmitted Dieseases - AIDS has been identified by the Chinese government as a major threat to the public health in China. According to official statistics, over 600,000 people are HIV positive. This number is estimated to grow by 30% annually. The Chinese government is taking measures to prevent AIDS from becoming an epidemic.

      The Chinese government requests mandatory tests for all marrying couples. HIV, HBV and Syphilis tests result are usually required before issuing a marriage certificate. It estimated that over 9 million couples are married each year in China.

      Currently, tests for HIV, HBV and Syphilis are performed separately. Not only is it time consuming, but also costly for both the government and individuals. The Company has applied for a patent covering a single diagnostic test kit which will detect HIV, HBV and Syphilis.

      In addition, there are approximately 50,000 blood stations and blood banks that can also use the Company's test kits.

      If successful in the Chinese market, the Company may explore marketing and sales opportunities in other countries.

      All of the Company's sales have been to customers outside of the United States. For the foreseeable future, the Company does not plan to sell any of its products in the United States.

Competition

    There are competitors presently operating in China but comparative tests conducted by National Institute of Virology and the State Protection Medical Institute of China have shown the Company's products to be superior. The field in which the Company operates is subject to rapid technological change and there can be no assurance that the Company will be able to react and adapt to any such changes or that developments by competitors will not cause the products distributed by the Company to be obsolete.

Regulation

      Foreign Regulations. The Company has licenses from the State Drug Authority of the People's Republic of China for the import and distribution of
H. Pylori and M. Tuberculosis (TB) test kits in China. The Company will attempt to acquire the rights and licenses necessary to distribute other diagnostic test kits in China. Although the process to secure a license is relatively expensive and time consuming, the Company believes that having Xili as a partner in China will assist the Company in future dealings with Chinese regulatory agencies. There is no assurance however that the Company will be successful in obtaining licenses for the sale of additional diagnostic testing kits in China.

      In order to sell outside the United States, medical devices, manufactured in the United States, including diagnostic testing kits, are subject to FDA permit requirements that are conditioned on clearance by the importing country's appropriate regulatory authorities. Many countries further require imported medical devices to comply with their own or international standards. Although the Company believes its products can be produced in compliance with the regulations, no assurance can be given that the Company's products will continue to meet standard, which may be established from time to time by the Chinese or other foreign government.

      Regulation in the People's Republic of China The sale of medical devices are regulated by the State Drug Authority of the People's Republic of China
(SDA). SDA exercises significant regulatory control over the manufacture of medical devices.

      Before a medical device can be marketed in China, approval of the SDA must be obtained. In the case of SDA, testing programs are typically required in order to establish product safety and efficacy.

      SDA regulations pertain not only to medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the SDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the SDA's Good Manufacturing Practice ("GMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. GMP regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process, to demonstrate that products are made by a "controlled" process that ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the SDA, and all changes require documentation. The SDA has the right to conduct inspections of the manufacturing facility at any time at its discretion. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive SDA approval for the other entity's participation in the manufacturing process. Manufacturing establishments in China are subject to inspections by the SDA and by other government agencies and must comply with "GMP" as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Stock Splits

      All information in this registration statement has been adjusted to reflect a five-for-one reverse split of the Company's common stock which was effective May 11, 1998 and a three-for-one reverse split of the Company's common stock which was effective May 30, 1999.

Employees

      As of September 20, 2001, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
        --------------------------

      As of September 20, 2001, there were approximately 360 record owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "RYBO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      The share prices shown in the table have been adjusted to reflect a five-one reverse stock effective May 11, 1998 and a three-for-one reverse stock split effective May 30, 1999.


            Quarter Ending              High           Low

                9/30/97                 $0.87          $0.35
               12/31/97                 $0.75          $0.34
                3/31/98                 $0.47          $0.24
                6/30/98                 $0.75          $0.13

                9/30/98                 $0.44          $0.07
               12/31/98                 $0.10          $0.02
                3/31/99                 $0.11          $0.04
                6/30/99                 $0.14          $0.06

                9/30/99                 $0.12          $0.10
               12/31/99                 $0.18          $0.06
                3/31/00                 $0.12          $0.06
                6/30/00                 $0.44          $0.06

                9/30/00                 $0.25          $0.18
               12/31/00                 $0.15          $0.06
                3/31/01                 $0.18          $0.06
                6/30/01                 $0.14          $0.04

      The Company's common stock has not traded since July 17, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      At the present time the Company plans to assemble medical diagnostic test kits in China to reduce costs. The Company plans to purchase the main components for its test kits from manufacturers in the United States. In this regard Osborn Scientific Group has indicated its willingness to sell to the Company components that would allow the assembly of H. Pylori and other diagnostic kits in China. Xili has agreed to supply the required assembly space in one of its pharmaceutical manufacturing plants.

    The Company may also attempt to obtain the necessary approvals to manufacture the components of the H. Pylori and other test kits in China. Rather than building its own manufacturing facility, the Company would pursue the acquisition of a subsidiary of Xili that manufactures pharmaceutical products.

    During the year ended June 30, 2001 the Company had a net loss of $(134,939). During this same period the Company's operation used $378,478 in cash. The Company satisfied its cash needs during this period through the sale of common stock and cash on hand at the beginning of the year.

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

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the year ending June 30, 2002 the Company will need approximately $4,000,000 in additional capital for acquisition of a subsidiary of Xili that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. In addition, if during the year ending June 30, 2002, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name                 Age         Position with Company

         Dr. Yan Xiao Wen     42          Chairman of the Board of Directors
         Kathy Jiang          43          President
         Gregory Sharpe       55          Vice President
         Ken Pappas           40          Director

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2001.

                         Annual Compensation         Long Term Compensation
                     ----------------------------   --------------------------
                                                     Re-                All
                                          Other     stric-             Other
                                          Annual     ted                Com-
Name and                                  Compen-   Stock   Options    pensa-
Principal        Fiscal  Salary  Bonus    sation    Awards  Granted     tion
Position          Year     (1)     (2)     (3)       (4)      (5)       (6)
---------        ------  ------  -----    ------    ------  -------    ------

Kathy Jiang,      2001  $34,803    --        --        --   100,000       --
President and     2000  $33,931    --        --        --        --       --
Chief Executive   1999  $12,000    --        --        --        --       --
Officer since April 1999

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of June 30, 2001.

         Name                       Shares            Value

         Kathy Jiang               100,000           $4,000

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

      The following shows the amounts which the Company expects to pay its officers during the year ending June 30, 2002 and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                  Proposed                Time to be Devoted
Name                          Compensation            To Company's Business

Dr. Yan Xiao Wen                 $30,000                       30%
Kathy Jiang                      $30,000                       30%
Gregory Sharpe                        --                       --

Options Granted During Fiscal Year Ending June 30, 2001

      The following tables set forth information concerning the options granted, during the fiscal year ended June 30, 2001, to the Company's officers and directors, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.


                                  Individual Grants
                         -------------------------------------

                                 % of Total
                                   Options
                                  Granted to      Exercise
                       Options   Employees in     Price Per   Expiration
 Name                Granted (#)  Fiscal Year      Share         Date
------               ----------- ------------     ---------   ----------

Dr. Yan Xio Wen       100,000        40%            $0.20      3/31/02
Kathy Jiang           100,000        40%            $0.20      3/31/02

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                   Number of
                                                    Securities     Value of
                                                  Underlying     Unexercised
                                                  Unexercised    In-the-Money
                                                    Options at     Options at
                                                  June 30, 2001  June 30, 2001
                   Shares Acquired                 Exercisable/    Exercisable/
Name                on Exercise    Value Realized  Unexercisable  Unexercisable
----               --------------- --------------  -------------  -------------

Dr. Yan Xio Wen           --            --          100,000/--       --/--
Kathy Jiang               --            --          100,000/--       --/--
Gregory Sharpe            --            --           66,666/--       --/--

      The number of options in the tables above do not include 7,500,000 shares of common stock issuable upon the exercise of warrants granted to Xili USA, Inc., a corporation controlled by Dr. Yan Xio Wen. The warrants are exercisable at a price of $0.20 per share at any time prior to December 31, 2001.

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

      Summary. The following sets forth certain information as of September 20, 2001, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total        Shares                    Remaining
                             Shares    Reserved for       Shares     Options/
                            Reserved   Outstanding     Issued As     Shares
Name of Plan               Under Plan    Options      Stock Bonus   Under Plan
------------               ----------  ------------   -----------   ----------

Incentive Stock Option Plan  300,000         --            N/A       300,000
Non-Qualified Stock Option
  Plan                       300,000    250,000            N/A        50,000
Stock Bonus Plans            150,000        N/A             --       150,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's Common Stock as of September 20, 2001.

                                    Shares of
Name and Address                Common Stock (1)        Percent of Class
----------------                ----------------      --------------------

Dr. Yan Xiao Wen                  2,022,222 (2)               40%
#205 - 1057 S.E. 17th Street
Fort Lauderdale, FL 33316, USA.

Kathy Jiang                         100,000                    2%
7531 Francis Rd.
Richmond, B.C. Canada V6Y 1A1

Gregory Sharpe                       92,222                  1.8%
954 Roche Point Drive
North Vancouver, British Columbia
Canada, V7H 2T7

Ken Pappas                          284,211 (3)              5.6%
5940 Sandpiper Ct.
Richmond, British Columbia
CANADA  V7E-2P7

Quantrum Assets Limited           1,500,000                 29.7%
3F, No. 68-8, Tien-Mou N. Road
Taipei, Taiwan, R.O.C.

All officers and directors as     2,498,655                 49.5%
 a group (4 persons).

(1) Excludes shares issuable prior to December 31, 2001 upon the exercise of options or warrants granted to the following persons:

                                      Options or Warrants
Name                         exercisable prior to December 31, 2001
----                         --------------------------------------

Dr. Yan Xio Wen                             7,500,000 (4)
Kathy Jiang                                   100,000
Gregory Sharpe                                 66,666
Quantrum Assets Limited                     2,000,000

(2) Represents shares held by Xili USA, Inc., a corporation controlled by Dr. Yan Xiao Wen

(3) Includes shares held by Knight & Day Restaurant Corp. Mr. Pappas is a Director of Knight & Day Restaurant Corp.

(4) Represents shares issuable upon the exercise of warrants held by Xili Usa, Inc., a corporation controlled by Dr. Yan Xiao Wen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following table provides information concerning shares of the Company's common stock issued to the Company's officers, directors and certain other third parties since the inception of the Company:

Date           Shares     Shareholder                      Consideration
----           ------     -----------                      -------------

03-25-95     133,333      Ken Pappas                       $    2,000
08-15-97       6,666      Ken Pappas                       Services Rendered
01-20-98      33,333      Knight & Day Restaurant Corp.    $125,000
09-21-98     100,000      Knight & Day Restaurant Corp.    $  45,000
01-19-99      92,222      Gregory Sharpe                   Services Rendered
04-12-99   2,222,222      Xili USA, Inc.                   $300,000
10-10-00     187,545      Knight & Day Restaurant Corp.    Payment of debt in
                                                           the amount of $37,509
01-31-01   1,500,000      Quantrum Assets Limited          $300,000

      In September 1997 Ken Pappas returned 33,333 shares of common stock to the Company. These shares were cancelled and Mr. Pappas did not receive any consideration for the return of these shares.

      Ken Pappas, a director of the Company, is also a director of Knight & Day Restaurant Corp. During the year ended June 30, 2001, the Company loaned $83,540 to Ken Pappas. The loan was made to permit Mr. Pappas to settle a lawsuit brought by a third party against the Company and Mr. Pappas. The loan is due on April 9, 2002 and since June 9, 2001 has borne interest at a rate of 7.5% per year.

      In January 2000 Xili USA, Inc. transferred 100,000 shares of common stock to Kathy Jiang, an officer and director of the Company, and 100,000 shares of common stock to an unrelated third party.

    Xili USA, Inc. is controlled by Dr. Yan Xiao Wen, a director of the Company.

    As of September 20, 2001 the following options and warrants were outstanding:

                                     Shares issuable
Date of                              upon exercise of     Exercise   Expiration
 Grant           Holder           Warrants and/or options  Price        Date
------         ----------         ----------------------- --------   ----------

 6-12-98       Angelo Dimitracopoulos      83,333          $0.30      12/31/01
 9-15-98       Gregory Sharpe              33,333          $3.90      12/31/01
 1-31-01       Quantrum Assets Limited  2,000,000          $0.20      12/31/01
 1-31-01       Xili USA, Inc.           7,500,000          $0.20      12/31/01
 3-31-01       Xiao-Wen Yan               100,000          $0.20      03/31/02
 3-31-01       Kathy Jiang                100,000          $0.20      03/31/02
 3-31-01       Jackson Wang                50,000          $0.20      03/31/02

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number            Exhibit Name                                         Page
-------           ------------                                         ----


Exhibit 2         Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, etc.                                     None

Exhibit 3         Articles of Incorporation, as amended, and Bylaws     (1)
                                                                     --------

Exhibit 4         Instruments Defining the Rights of Security Holders

   Exhibit 4.1    Incentive Stock Option Plan                           (1)
                                                                     --------

   Exhibit 4.2    Non-Qualified Stock Option Plan                       (1)
                                                                     --------

   Exhibit 4.3    Stock Bonus Plan                                      (1)
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

                        For the Year Ended June 30, 2001

                             ROYCE BIOMEDICAL INC.
                         INDEX TO FINANCIAL STATEMENTS



Auditors' Report
Balance Sheet                                                     Exhibit "A"
Statement of Loss and Deficit                                     Exhibit "B"
Statement of Changes in Shareholders' Deficiency                  Exhibit "C"
Statement of Cash Flows                                           Exhibit "D"
Notes to Financial Statements                                     Exhibit "E"



                         ---------------------------

                               AUDITORS' REPORT

 To The Shareholders of Royce Biomedical Inc.:

      We have audited the balance sheets of Royce Biomedical Inc. as at June 30, 2001 and 2000 and the statements of loss and deficit, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles applied on a basis consistent with the prior year.

                                          Chartered Accountants
Burnaby, BC
August 10, 2001

Comments by Auditor for US Readers on Canada-US Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 7 to the financial statements. Our report to the shareholders dated August 10, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants
Burnaby, BC
August 10, 2001

                                                                  Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                    Balance Sheet
                                  June 30, 2001
                                    (US Dollars)

Assets                                                      2001        2000
                                                          -------      ------

Current:
   Cash                                                $   59,177    $ 137,655
   Accounts receivable                                      7,519          824
   Prepaid expenses and deposits                          100,518          513
   Loan receivable - Director (Note 4)                     82,894            -
                                                       -------------------------

                                                        $ 250,108    $ 138,992
                                                        =========    =========
Liabilities

Current:
   Accounts payable and accrued liabilities            $   73,532    $  77,476
   Loan payable                                                 -       50,000
                                                  ------------------  ---------

                                                           73,532      127,476
Loan payable to a related party                                 -       37,509
                                                   ---------------  -----------

                                                           73,532      164,985
Shareholders' Deficiency

Share Capital (Note 6)                                     15,983       14,296
Contributed Surplus (Note 6)                            2,657,827    2,322,006
Deficit, per Exhibit "B"                               (2,497,234)  (2,362,295)
                                                       ----------   -----------

                                                          176,576      (25,993)
Going Concern (Note 6)
Commitments (Note 7)
                                                        $ 250,108    $ 138,992
                                                        ============  =========
Approved by the Directors:

---------------------------

---------------------------


- See accompanying notes -

                                                                  Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                            Statement of Loss and Deficit
                          For the Year Ended June 30, 2001
                                    (US Dollars)


                                                          2001          2000

Sales                                                   $    -        $ 46,800
Cost of Sales                                                -          18,000

Gross margin                                                 -          28,800

Other income:
   Interest                                                973           1,326

                                                           973          30,126

Expenses:
   Consulting fees                                      36,324          77,940
   Office and sundry                                     5,460           2,160
   Professional fees                                    37,955          51,881
   Rent                                                  4,540           5,820
   Stock transfer agents' fees                           4,465           1,675
   Telephone                                             1,436           1,342
   Travel and promotion                                 10,929          14,962
   Wages and benefits                                   34,803          33,931

                                                       135,912         189,711

Net Loss                                              (134,939)       (159,585)
Deficit, beginning                                  (2,362,295)     (2,202,710)

Deficit, ending, to Exhibit "A"                    $(2,497,234)    $(2,362,295)
                                                   ============    ============

Loss per share                                     $      0.01     $      0.05
                                                   =============================

- See accompanying notes -

                                                                  Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                  Statement of Changes in Shareholders' Deficiency
                          For the Year Ended June 30, 2001
                                    (US Dollars)


                                          Common Shares     Capital  Accumulated
                                       Shares      Amount   Surplus    Deficit
                                       -------     ------   -------  -----------

Balance, June 30, 1999                3,271,916   $14,019  $2,305,683 $2,202,710
Shares issued for services rendered      92,222       277      16,323          -
Net Loss, per Exhibit "B"                     -         -           -    159,585
                                ------------------------------------------------


Balance, June 30, 2000                3,364,138    14,296   2,322,006  2,362,295
Shares issued for cash                1,500,000     1,500     298,500          -
Shares issued for debt                  187,545       187      37,321          -
Net Loss, per Exhibit "B"                     -         -           -    134,939
                                ------------------------------------------------

Balance, June 30, 2001, to
 Exhibit "A"                          5,051,683   $15,983  $2,657,827 $2,497,234
                                      =========   =======  ========== ==========


- See accompanying notes -

                                                                  Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                               Statement of Cash Flows
                        For the Year Ended June 30, 2001
                                    (US Dollars)


                                                            2001          2000
                                                          ----------     ------

Operating Activities:
   Net Loss, per Exhibit "B"                             $(134,939)   $(159,585)

   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable             (6,695)        (824)
     (Increase) Decrease in prepaid expenses and deposits (100,005)     200,000
     Increase (Decrease) in loan receivable - director     (82,894)           -
     Increase (Decrease) in accounts payable and accrued
       liabilities                                          (3,945)      (5,501)
     Increase (Decrease) in loan payable                   (50,000)      50,000
                                                          ----------    --------

Cash flows from (used in) operating activities            (378,478)      84,090
                                                          ---------      ------

Financing Activities:
   Proceeds from issuance of common shares                 300,000       16,600
   Repayment of loan to related party                            -         (436)
                                                        ------------    --------

Cash flows from financing activities                       300,000       16,164
                                                           -------        ------

Net Increase (Decrease) in Cash                            (78,478)     100,254
Cash, beginning                                            137,655       37,401
                                                           -------      --------

Cash, ending                                              $ 59,177    $ 137,655
                                                          ==========  ==========


Supplemental Disclosure of Cash Flow Information:
   Non-cash transaction (2001 only)
     187,545 common shares were issued in settlement of $37,508 debt to related party



- See accompanying notes -

                                                                   Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                            Notes to Financial Statements
                                    June 30, 2001
                                    (US Dollars)



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

    b)  Foreign Currency Translation -

        Assets and liabilities of Canadian operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses are converted at the average exchange rates for the year.

        Foreign exchange gains or losses on monetary assets and liabilities are included in operations.

    c)  Use of Estimates -

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

3.  Financial Instruments:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, loan receivable from a director , and accounts payable and accrued liabilities are stated at amounts that approximate their book value.

4.  Loan Receivable - Director:

    The company was a defendant in a lawsuit that arose from the company being joined in a claim by the plaintiff against a director of the company. During the year the lawsuit was settled by the director. The company assisted the director in the settlement through a loan of $83,540. The loan to the director is due April 9, 2002 and bears interest at 7.5% for the period June 9, 2001 to April 9, 2002.

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                            Notes to Financial Statements
                                    June 30, 2001
                                    (US Dollars)




5.  Share Capital and Contributed Surplus:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000
            Preferred shares with a par value of $.001 each


                                                 Common Shares    Contributed
    Issued and Outstanding -                 # Shares     Amount   Surplus
                                             --------     ------   --------

    Balance, June 30, 1999                   3,271,916   $14,019  $2,305,683
    Shares issued in exchange for
      services rendered                         92,222       277      16,323
                                              -------------------------------

    Balance, June 30, 2000                   3,364,138    14,296   2,322,006
    Shares issued for cash                   1,500,000     1,500     298,500
    Shares issued for debt                     187,545       187      37,321
                                            ----------  --------  ----------

    Balance, June 30, 2001                   5,051,683   $15,983  $2,657,827
                                             =========   =======  ==========

    The following options for the purchase of common shares are outstanding:

        Number of               Exercise                  Expiry
         Warrants               Price                     Date
        ---------               -----                     ------

           33,333                 $3.90                 December 31, 2001
           83,333                  0.30                 December 31, 2001
           7,500,000               0.20                 December 31, 2001
           2,000,000               0.20                 December 31, 2001
           250,000                 0.20                 March 31, 2002

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

    At June 30, 2001, 2,678,656 (2000 - 2,398,889) common shares were restricted from trading.

                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                            Notes to Financial Statements
                                    June 30, 2001
                                    (US Dollars)




6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past six years, including $134,939 in the current year and has an accumulated deficit of $2,497,234 at June 30, 2001. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,357. At June 30, 2001, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                        2001        2000

    Expenses -
        Consulting fees                              $20,000     $46,600
        Wages                                         34,003      33,931

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                            Notes to Financial Statements
                                    June 30, 2001
                                    (US Dollars)

9.  Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,487,400 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                            2001        2000

    Deferred tax asset, beginning of year               $819,265    $767,550
    Benefit of current year's operating loss
     carried forward                                      43,235      51,715
                                                          ------      ------

    Deferred tax asset, end of year                      862,500     819,265
                                                         -------     -------

    Valuation allowance, beginning of year               819,265     767,550
    Current year's provision                              43,235      51,715
                                                          ------      ------

    Valuation allowance, end of year                     862,500     819,265
                                                         -------     -------

                                                        $      -    $      -
                                                        ====================


    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                          2010                   $173,000
                          2011                    599,000
                          2012                    748,000
                          2013                    508,976
                          2014                    163,944
                          2015                    159,585
                          2016                    134,939

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2001.

                             ROYCE BIOMEDICAL, INC.

                             By /s/ Kathy Jiang
                                ----------------------------------------
                                    Kathy Jiang, President and Principal
                                    Financial Officer

      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                    Date

 /s/ Yan Xiao Wen
----------------------
Dr. Yan Xiao Wen                    Director             September 25, 2001

 /s/ Kathy Jiang
----------------------
Kathy Jiang                         Director             September 24, 2001

----------------------
Ken Pappas                          Director             September __, 2001