Form 10QSB
period 2001-09-30
ROYCE BIOMEDICAL INC
filed 2001-11-13
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

          Nevada                                         98-0206542
-----------------------------                         -------------------
State or other jurisdiction of incorporation          (I.R.S.) Employer
                                                       Identification No.

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices

                                 (604) 267-7080
                    ----------------------------------------
               Registrant's telephone number, including area code

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

            Yes        X                     No    ________
                  ----------------

    As of October 31, 2001 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                  For the Three Months Ended September 30, 2001

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



                         ---------------------------

                           REVIEW ENGAGEMENT REPORT

To The Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at September 30, 2001 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.



                                          "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants

Burnaby, BC
October 15, 2001

                                                              Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)


                                                 September 30,      June 30,
Assets                                               2001             2001
                                                 ------------       --------

Current:
   Cash                                            $ 37,854         $ 59,177
   Accounts receivable                               13,101            7,519
   Prepaid expenses and deposits                    100,518          100,518
   Loan receivable - Director                        82,434           82,894
                                                  ---------        ---------

                                                    233,907          250,108
Product licence fees (Note 4)                             -                -
                                                  ---------        ---------
                                                 $  233,907       $  250,108
                                                 ==========        =========


Liabilities
Current:
   Accounts payable and accrued liabilities      $   73,888       $   73,532
                                                 ----------      -----------

Shareholders' Equity
Share Capital (Note 5)                               15,983           15,983
Contributed Surplus (Note 5)                      2,657,827        2,657,827
Deficit, per Exhibit "B"                          2,513,791        2,497,234
                                                  ---------        ---------
                                                    160,019          176,576
Going Concern (Note 6)
Commitments (Note 7)
                                                 $  233,907       $  250,108
                                                 ==========       ==========

                                                                  Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                  For the Three Months Ended September 30, 2001
                                  (US Dollars)


                                                 Three Months    Three Months
                                                     Ended          Ended
                                                  September 30,  September 30,
                                                      2001           2000


Sales                                              $        -       $      -
Cost of Sales                                               -              -
                                                  -----------       -----------

Gross Margin                                                -              -
                                                  -----------       -----------

Expenses:
   Consulting fees                                      3,947        10,500
   Office and sundry (recovery)                        (1,290)          672
   Professional fees                                    3,506        10,622
   Rent                                                 1,554         1,500
   Stock transfer agents' fees                            467           612
   Telephone                                              239           332
   Travel and promotion                                   480         4,966
   Wages and benefits                                   7,654         7,500
                                                        -----         -----

                                                       16,557        36,704

Net Loss                                               16,557        36,704
Deficit, beginning                                  2,497,234     2,362,295
                                                    ---------     ---------

Deficit, ending, to Exhibit "A"                    $2,513,791    $2,398,999
                                                   ==========    ==========

Loss per share                                     $     0.00    $     0.01
                                                   ========================

                                                                 Exhibit "C"
                                ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Deficiency
                                     (unaudited)
                    For the Three Months Ended September 30, 2001
                                    (US Dollars)



                                         Common Shares      Contributed     Accumulated
                                       Shares      Amount     Surplus         Deficit
                                       ------      ------   -----------     -----------

Balance, June 30, 2000                3,364,138   $14,296    $2,322,006     $2,362,295
Net Loss, per Exhibit "B"                     -         -             -         36,704
                                      ---------   -------    ----------     ----------
Balance, September 30, 2000           3,364,138   $14,296    $2,322,006     $2,398,999
                                      =========   =======    ==========     ==========

Balance, June 30, 2001                5,051,683   $15,983    $2,657,827     $2,497,234
Net Loss, per Exhibit "B"                     -         -             -         16,557

Balance, September 30, 2001,
 to Exhibit "A"                       5,051,683   $15,983    $2,657,827     $2,513,791
                                      =========   =======    ==========     ==========


                                                                 Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                    For the Three Months Ended September 30, 2001
                                    (US Dollars)


                                                              Three Months       Three Months
                                                                  Ended              Ended
                                                              September 30,      September 30,
                                                                   2001              2000
                                                              -------------      -------------
Operating Activities:
   Net Loss, per Exhibit "B"                                    $(16,557)          $(36,704)

   Changes in non-cash working capital -
   (Increase) Decrease in accounts receivable                     (5,582)              (530)
   (Increase) Decrease in inventory                                    -             (1,019)
   (Increase) Decrease in prepaid expenses and deposits                -                 13
    Increase (Decrease) in loan receivable - director                460                  -
    Increase (Decrease) in accounts payable and
       accrued liabilities                                           356              4,586
    Increase (Decrease) in loan payable                                -             50,000
                                                            ------------           --------

Cash flows from (used in) operating activities                   (21,323)            16,346
Cash, beginning                                                   59,177            137,655
                                                               ---------            -------

Cash, ending                                                    $ 37,854           $154,001
                                                                ========           ========


                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)



1.  Principles of Accounting and General Information:

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United Staes and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and its results of operations and its cash flows for the three-month period ending September 30, 2001. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2001 included in the Company's annual report on Form 10-KSB.

    The Company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.


2.  Accounting Policies:

    a)  Cash -

        Cash consists of bank accounts and short-term deposits integral to the Company's cash management.

    b)  Foreign Currency Translation -

        Assets and liabilities of Canadian operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses, except amortization are converted at the average exchange rates for the year. Amortization is converted at the same rate as the related assets.

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

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)




3.  Financial Instruments:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, deposits, loan receivable from a director, and accounts payable and accrued liabilities are stated at amounts that approximate their book value.


4.  Product Licence Fees:                                   2001        2000
                                                            ----        -----

    Produce licence fees, at cost                        $10,000     $10,000
    Less:  Accumulated amortization                       10,000      10,000
                                                          ------      ------
                                                         $     -     $     -
                                                       ==========    =======

5.  Share Capital:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000
            Preferred shares with a par value of $.001 each

                                                Common Shares    Contributed
    Issued and Outstanding -                 # Shares     Amount   Surplus
                                             --------     ------   -------

    Balance, at June 30, 2000 and
     September 30, 2000                      3,364,138   $14,296  $2,322,006
    Shares issued for cash                   1,500,000     1,500     298,500
    Shares issued for debt                     187,545       187      37,321
                                            ---------------------------------

    Balance, at June 30, 2001
     and September 30, 200                  15,051,683   $15,983  $2,657,827
                                            =================================


    The following options for the purchase of common shares are outstanding:

        Number of               Exercise                  Expiry
         Warrants               Price                     Date

         33,333                   $3.90                 December 31, 2001
         83,333                    3.91                 December 31, 2001
      7,500,000                    0.20                 December 31, 2001
      2,000,000                    0.20                 December 31, 2001
        250,000                    0.20                 March 31, 2002

                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.           Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)

5.  Share Capital (cont'd):

    At September 30, 2001, 2,678,656 (2001 - 2,491,110) common shares were restricted from trading.

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

    The company has experienced significant losses over the past six years, including $16,557 in the current year and has an accumulated deficit of $2,513,791 at September 30, 2001. The Company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.  Commitments:

    During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur,

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)

7.  Commitments (cont'd):

    the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $20,347. At September 30, 2001, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the Company had the following transactions with officers and directors of the Company.
                                                        2001        2000
    Expenses -
        Consulting fees                               $    -      $7,500
        Wages                                          7,054       7,500

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9.  Income Taxes:

    The Company has net losses for income tax purposes totalling approximately $2,504,314 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

                                                            2001       2000

    Deferred tax asset, beginning of year               $862,500    $819,265
    Benefit of current year's operating
    loss carried forward                                   5,887      13,781
                                                        --------------------

    Deferred tax asset, end of year                      868,387     833,046
                                                         -------     -------

    Valuation allowance, beginning of year               862,500     819,265
    Current year's provision                               5,887      13,781
                                                      ----------   ---------

    Valuation allowance, end of year                     868,387     833,046
                                                         -------     -------

                                                      $        -     $     -
                                                      ==========     =======

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2001
                                    (US Dollars)


9.  Income Taxes (cont'd):

    As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                  2010                     $173,000
                  2011                      599,000
                  2012                      748,000
                  2013                      508,976
                  2014                      163,944
                  2015                      159,585
                  2016                      134,989
                  2017                       16,820

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

      During the three months ended September 30, 2001 the Company had a net loss of $(16,557). During this same period the Company's operation used $21,323 in cash. The Company satisfied its cash needs during this period primarily with cash on hand as of June 30, 2001.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report


(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ROYCE BIOMEDICAL, INC.



Date:  November 9, 2001       By   /s/ Kathy Jiang
                                  --------------------------------------------
                                 Kathy Jiang
                                 President and Principal Financial Officer