Form 10QSB
period 2001-12-31
ROYCE BIOMEDICAL INC
filed 2002-02-14
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ________.

         Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

         Nevada                                           98-0206542
-------------------------                           ------------------------
State or other jurisdiction                           (I.R.S.) Employer
of incorporation                                      Identification No.

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices

                                 (604) 267-7080
               Registrant's telephone number, including area code

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

                  Yes                X                    No      ________
                           -----------------

                  As of February 12, 2002 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                   For the Six Months Ended December 31, 2001

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



                           ---------------------------

                            REVIEW ENGAGEMENT REPORT

To The Directors of Royce Biomedical Inc.:

         We have reviewed the interim balance sheet of Royce Biomedical Inc. as at December 31, 2001 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the six months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

         A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

         Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


                                          "Cinnamon Jang Willoughby & Company"

                                           Chartered Accountants

Burnaby, BC
January 31, 2002

                                                                 Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (unaudited)
                                December 31, 2001
                                  (US Dollars)


                                               December 31,         June 30,
                                                  2001                2001
                                               (unaudited)
Assets
                                              ----------------------------------

Current:
    Cash                                     $      11,543        $      59,177
    Accounts receivable                             13,145                7,519
    Prepaid expenses and deposits                  100,518              100,518
    Loan receivable from a director                 79,304               82,894
                                               ------------         ------------
                                                   204,510              250,108
Product license fees (Note 4)                            -                    -
                                              $    204,510         $    250,108
                                              ============         ============

Liability

Current:
    Accounts payable and accrued liabilities  $     64,970        $      73,532
                                              -------------        -------------


Shareholders' Equity

Share Capital (Note 5)                              15,983               15,983
Contributed Surplus (Note 5)                     2,657,827            2,657,827
Deficit, per Exhibit "B"                         2,534,270            2,497,234
                                                 ---------            ---------

                                                   139,540              176,576
Going Concern (Note 6)
Commitments (Note 7)
                                              $    204,510         $    250,108
                                              ============         ============









- See accompanying notes -

                                                               Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                   For the Six Months Ended December 31, 2001
                                  (US Dollars)




                                                 Three Months        Three Months       Six Months          Six Months
                                                   Ended              Ended              Ended               Ended
                                                 December 31,        December 31,       December 31,        December 31,
                                                    2001                2000               2001                2000
                                                                     (unaudited)                           (unaudited)
                                                 ---------------------------------------------------------------------------------

Sales                                          $        -          $        -         $        -          $        -
Cost of Sales                                           -                   -                  -                   -
                                               ----------         -----------        -----------        ------------

Gross Margin                                            -                   -                  -                   -

Expenses:
    Consulting fees                                     -              14,250              3,947              24,750
    Office and sundry                               1,529               1,380                239               2,052
    Professional fees                               7,817               4,315             11,323              14,937
    Rent                                            1,496                 633              3,050               2,133
    Stock transfer agents' fees                       708               2,750              1,174               3,362
    Telephone                                         350                 491                589                 823
    Travel and promotion                              211               2,932                691               7,898
    Wages and benefits                              8,369               7,500             16,023              15,000
                                                    -----               -----             ------              ------

                                                   20,480              34,251             37,036              70,955
                                                   ------              ------             ------              ------

Net Loss                                           20,480              34,251             37,036              70,955
Deficit, beginning                              2,513,790           2,398,999          2,497,234           2,362,295
                                                ---------           ---------          ---------           ---------

Deficit, ending, to Exhibit "A"                $2,534,270          $2,433,250         $2,534,270          $2,433,250
                                               ==========          ==========         ==========          ==========

Loss per share                              $          --   $              --     $         0.01      $         0.02
                                            =================   =================     ==============      ==============











- See accompanying notes -

                                                                    Exhibit "C"
                              ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Equity
                                   (unaudited)
                   For the Six Months Ended December 31, 2001
                                  (US Dollars)




                                                               Common Shares                Capital
                                                             Shares           Amount        Surplus          Deficit
                                                             -----------------------------------------------------------

Balance, June 30, 2000                                      3,364,138        $14,296        $2,322,006        $2,362,295
Net Loss, per Exhibit "B"                                         --             --               --              70,955
                                                      -------------- --------------   --------------        ------------

Balance, December 31, 2000                                  3,364,138        $14,296        $2,322,006        $2,433,250
                                                            ---------        -------        ----------        ----------


Balance, June 30, 2001                                      5,051,683        $15,983        $2,657,827        $2,497,234
Net Loss, per Exhibit "B"                                          --             --              --              37,036
                                                       -------------- --------------  --------------        ------------

Balance, December 31, 2001, to Exhibit "A"                  5,051,683        $15,983        $2,657,827        $2,534,270
                                                            =========        =======        ==========        ==========


                                                                Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (unaudited)
                   For the Six Months Ended December 31, 2001
                                  (US Dollars)




                                                      Three Months      Three Months   Six Months       Six Months
                                                         Ended             Ended         Ended             Ended
                                                      December 31,      December 31,   December 31,     December 31,
                                                           2001            2000           2001             2000
                                                                        (unaudited)                     (unaudited)
----------------------------------------------------------------------------------------------------------------------

Operating Activities:
    Net Loss, per Exhibit "B"                            $(20,480)        $  (34,251)      $(37,036)      $  (70,955)

    Changes in non-cash working capital -
   (Increase) Decrease in accounts receivable                 (43)               (59)        (5,626)            (589)
   (Increase) Decrease in inventories                          --              1,019             --               --
   (Increase) Decrease in prepaid expenses
      and deposits                                             --                 --             --               13
   Increase (Decrease) in loan receivable
      from a director                                       3,131            (84,667)         3,591               --
   Increase (Decrease) in accounts payable
      and accrued liabilities                              (8,919)            (8,845)        (8,563)          (4,259)
   Increase (Decrease) in loan payable                         --                 --             --           50,000
                                                     ------------     -------------- --------------           ------

Cash flows used in operating activities                   (26,311)          (126,803)       (47,634)         (25,790)

Investing Activity:
    Increase in loan receivable                                --                 --             --          (84,667)
                                                   --------------     -------------- --------------          --------

Net Decrease in Cash                                      (26,311)          (126,803)       (47,634)        (110,457)
Cash, beginning                                            37,854            154,001         59,177          137,655
                                                        ---------         ----------      ---------       ----------

Cash, ending                                             $ 11,543         $   27,198       $ 11,543       $   27,198
                                                         ========         ==========       ========       ==========














- See accompanying notes -

                                                                 Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2001
                                  (US Dollars)





1.    Principles of Accounting and General Information:

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.


2.    Accounting Policies:

      a)   Cash -

           Cash consists of bank accounts integral to the company's cash management.

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

3.    Financial Instruments:

      Fair Values -

      Unless otherwise noted, cash, accounts receivable, deposits, loan receivable from a director and accounts payable and accrued liabilities are stated at amounts that approximate their book value.

Exhibit "E"
                         ROYCE BIOMEDICAL INC. Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2001
                                  (US Dollars)




                                                  December 31,        June 30,
                                                     2001               2001
                                                  (unaudited)
                                                 -------------------------------

4.    Product License Fees:

      Produce license fees, at cost                 $10,000           $10,000
      Less:  Accumulated amortization                10,000            10,000
                                                  ---------         ---------

                                                  $      --           $    --
                                                  =========         =========
5.    Share Capital:

      Authorized -
           100,000,000 Common shares with a par value of $.001 each 5,000,000
               Preferred shares with a par value of $.001 each



                                                                         Common Shares              Contributed
      Issued and Outstanding -                                         # Shares         Amount        Surplus
                                                                       --------------------------------------

      Balance, at June 30, 2000 and December 31, 2000                  3,364,138       $14,296       $2,322,006
      Shares issued for cash                                           1,500,000         1,500          298,500
      Shares issued for debt                                             187,545           187           37,321
                                                                     -----------     ---------     ------------

      Balance,  at June 30, 2001 and December 31, 2001                 5,051,683       $15,983       $2,657,827
                                                                       =========       =======       ==========



      The following options for the purchase of common shares are outstanding:

           Number of  Exercise      Expiry
            Warrants                Price                    Date
           --------------------------------------------------------------

                33,333              $3.90               December 31, 2001
                83,333               3.91               December 31, 2001
             7,500,000               0.20               December 31, 2001
             2,000,000               0.20               December 31, 2001
               250,000               0.20               March 31, 2002

      At December 31, 2001, 2,678,656 (2000 - 2,398,889) common shares were restricted from trading.

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

                                                                 Exhibit "E"
                         ROYCE BIOMEDICAL INC. Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2001
                                  (US Dollars)


6.    Going Concern:

      While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

      The company has experienced significant losses over the past six years, including $37,036 in the current period and has an accumulated deficit of $2,534,270 at December 31, 2001. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.    Commitments:

      During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At December 31, 2001, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.    Related Party Transactions:

      In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.



                             Three Months          Three Months           Six Months              Six Months
                                  Ended                 Ended                 Ended                   Ended
                             December 31,          December 31,           December 31,            December 31,
                                   2001                 2000                  2001                     2000
                                                   (unaudited)                                    (unaudited)
                             -------------------------------------------------------------------------------------

        Expenses -
        Consulting fees       $         -                $7,500           $          -               $15,000
        Wages                       7,769                 7,500                 14,823                15,000



     These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties

                                                                Exhibit "E"
                                                                Continued

                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2001
                                  (US Dollars)


9.    Income Taxes:

      The company has net losses for income tax purposes totaling approximately $2,524,530 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:



                                                                            December 31,          June 30,
                                                                                  2001              2001
                                                                            (unaudited)
                                                                            ------------------------------------

      Deferred tax asset, beginning of year                                     $862,500           $819,265
      Benefit of current year's operating loss carried forward                    12,963             43,235
                                                                             -----------         ----------

      Deferred tax asset, end of year                                            875,463            862,500
                                                                                 -------            -------

      Valuation allowance, beginning of year                                     862,500            819,265
      Current yea's provision                                                     12,963             43,235

      Valuation allowance, end of year                                           875,463            862,500
                                                                                 -------            -------

                                                                          $            -         $            -
                                                                          ==============         ==============



           As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                                2010                          $173,000
                                2011                           599,000
                                2012                           748,000
                                2013                           508,976
                                2014                           163,944
                                2015                           159,585
                                2016                           134,989
                                2017                            37,036

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

         During the six months ended December 31, 2001 the Company had a net loss of $(37,036). During this same period the Company's operations used $47,634 in cash. The Company satisfied its cash needs during this period with cash on hand as of September 30, 2001.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         No exhibits are filed with this report


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ending December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ROYCE BIOMEDICAL, INC.



Date:  February 12, 2002            By  /s/ Kathy Jiang
                                        ---------------------------------
                                            Kathy Jiang
                                            President and Principal Financial
                                            Officer