Form 10QSB
period 2002-03-31
ROYCE BIOMEDICAL INC
filed 2002-05-15
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2002

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

                 Nevada                                  98-0206542
--------------------------------------------            ---------------------
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

                                     N/A
                     -------------------------------------
                Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

     As of May 10, 2002 the Company had 5,051,683 outstanding shares of common stock.

ROYCE BIOMEDICAL INC.

Vancouver, BC

INTERIM FINANCIAL STATEMENTS
(unaudited)

March 31, 2002

                              ROYCE BIOMEDICAL INC.
                      INDEX TO INTERIM FINANCIAL STATEMENTS




Interim Review Engagement Report
Interim Balance Sheet                                             Exhibit "A"
Interim Statement of Loss and Deficit                             Exhibit "B"
Interim Statement of Changes in Shareholders' Equity              Exhibit "C"
Interim Statement of Cash Flows                                   Exhibit "D"
Notes to Interim Financial Statements                             Exhibit "E"



                       ---------------------------------

                            REVIEW ENGAGEMENT REPORT

To the Director of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at March 31, 2002 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the year then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants

Burnaby, BC
May 6, 2002

                                                                  Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                    (US Dollars)
                                                          March 31,     June 30,
Assets                                                      2002          2001
--------------------------------------------------------------------------------

Current:
   Cash                                                   $   376     $  59,177
   Accounts receivable                                     11,963         7,519
   Prepaid expenses and deposits                          100,518       100,518
   Loan receivable from a director                         79,986        82,894


Product licence fees (Note 4)                                   -             -
--------------------------------------------------------------------------------
                                                      $   192,843   $   250,108
================================================================================
Liabilities

Current:
   Accounts payable and accrued liabilities          $     64,970  $     73,532
--------------------------------------------------------------------------------
Shareholders' Equity

Share Capital (Note 5)                                     15,983        15,983
Contributed Surplus (Note 5)                            2,657,827     2,657,827
Deficit, per Exhibit "B"                                2,545,937     2,497,234
--------------------------------------------------------------------------------
                                                          127,873       176,576
Going Concern (Note 6)
Commitments (Note 7)
                                                      $   192,843   $   250,108
================================================================================



- See accompanying notes -

                                                                    Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (unaudited)
                      For the Nine Months Ended March 31, 2002
                                    (US Dollars)



                                    Three Months  Three Months  Nine Months  Nine Months
                                    Ended         Ended         Ended        Ended
                                    March 31,     March 21,     March 31,    March 31,
                                      2002         2001          2002         2001
-----------------------------------------------------------------------------------------

Sales                               $      -      $      -      $      -     $     -
Cost of sales                              -             -             -           -
-----------------------------------------------------------------------------------------
Gross Margin                               -             -             -           -
-----------------------------------------------------------------------------------------

Expenses:
   Consulting fees                         -         6,524         3,947      31,274
   Office and sundry (recovery)       (1,253)        3,164        (1,013)      5,216
   Professional fees                   3,900        11,405        15,223      26,342
   Rent                                  366           832         3,416       2,965
   Stock transfer agents fees            147           775         1,321       4,137
   Telephone                             182           375           771       1,198
   Travel and promotion                  100         1,245           791       9,143
   Wages and benefits                  8,225        10,528        24,248      25,528
----------------------------------------------------------------------------------------
                                      11,667        34,848        48,704     105,803
----------------------------------------------------------------------------------------
Net Loss                              11,667        34,848        48,704     105,803
Deficit, beginning                 2,534,270     2,433,250     2,497,233   2,362,295
----------------------------------------------------------------------------------------

Deficit, ending, to Exhibit "A"   $2,545,937    $2,468,098    $2,545,937  $2,468,098
========================================================================================
Loss per share                    $     0.00    $     0.01    $     0.01  $     0.02
========================================================================================





- See accompanying notes -

                                                                   Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                Interim Statement of Changes in Shareholders' Equity
                                     (unaudited)
                      For the Nine Months Ended March 31, 2002
                                    (US Dollars)


                                       Common Shares          Contributed
                                      Shares    Amount    Surplus     Deficit
--------------------------------------------------------------------------------

Balance, June 30, 2000              3,364,138  $14,296   $2,322,006  $2,362,295
Shares issued for cash              1,500,000    1,500      298,500           -
Shares issued for debt                187,545      187       37,321           -
Net Loss, per Exhibit "B"                   -        -            -     105,803
--------------------------------------------------------------------------------

Balance at March 31, 2001           5,051,683  $15,983   $2,657,827  $2,468,098
================================================================================

Balance, June 30, 2001              5,051,683  $15,983   $2,657,827  $2,497,233
Net Loss, per Exhibit "B"                   -        -            -      48,704
--------------------------------------------------------------------------------

Balance, March 31, 2002             5,051,683  $15,983   $2,657,827  $2,545,937
================================================================================



- See accompanying notes -

                                                                 Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                      For the Nine Months Ended March 31, 2002
                                    (US Dollars)


                                                         2002        2001
--------------------------------------------------------------------------------

Operating Activities:
   Net Loss, per Exhibit "B"                          $(48,704)  $(105,803)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable         (4,444)     (1,036)
     (Increase) Decrease in prepaid expenses and
        deposits                                             -    (100,012)
     (Increase) Decrease in loan receivable from a
        director                                         2,909           -
     Increase (Decrease) in accounts payable and
        accrued liabilities                             (8,562)     (7,390)
     Repayment of loan payable                               -     (50,000)
--------------------------------------------------------------------------------
Cash flows used in operating activities                (58,801)   (264,241)

Investing Activity:
   Increase in loan receivable                               -     (84,667)

Financing Activity:
   Shares issued for cash                                    -     300,000
--------------------------------------------------------------------------------
Net Decrease in Cash                                   (58,801)    (48,908)
Cash, beginning                                         59,177     137,656
--------------------------------------------------------------------------------

Cash, ending                                        $      376  $   88,748
================================================================================

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2002
                                    (US Dollars)

1.  Principles of Accounting and General Information:

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and its results of operations and its cash flows for the three and nine month periods ending March 31, 2002. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2001 included in the Company's annual report on Form 10-KSB.

    The Company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

2.  Accounting Policies:

    a)  Cash -

        Cash consists of funds in bank accounts integral to the company's cash management.

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

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2002
                                    (US Dollars)





4.  Product Licence Fees:                                   2002        2001
-------------------------------------------------------------------------------
    Product licence fees, at cost                        $10,000     $10,000
    Less:  Accumulated amortization                       10,000      10,000
-------------------------------------------------------------------------------
                                                         $     -     $     -
================================================================================

5.  Share Capital:

    Authorized -
        100,000,000      Common shares with a par value of $.001 each
          5,000,000      Preferred shares with a par value of $.001 each

                                                 Common Shares    Contributed
    Issued and Outstanding -                 # Shares     Amount   Surplus
----------------------------------------------------------------------------

    Balance forward June 30, 2001,
    no changes                               5,051,683   $15,983  $2,657,827
============================================================================

    At March 31, 2002 - 2,678,656 (2001 - 1,676,666) common shares were restricted from trading.

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

    The company has experienced significant losses over the past five years, including $48,704 in the current period and has an accumulated deficit of $2,545,937 at March 31, 2002. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

                                                                 Exhibit "E"
                                ROYCE BIOMEDICAL INC.            Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2002
                                    (US Dollars)

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As they were not, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,357. At March 31, 2002, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                            2002        2001
------------------------------------------------------------------------------

    Expenses -
        Consulting fees                             $     -          $18,800
        Wages                                             22,448      25,500

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9.  Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,536,198 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                            2002        2001
-------------------------------------------------------------------------------

    Deferred tax asset, beginning of year               $862,500    $819,265
    Benefit of current year's operating loss
     carried forward                                      17,000      13,781
----------------------------------------------------------------------------

    Deferred tax asset, end of year                      879,500     833,046
----------------------------------------------------------------------------

    Valuation allowance, beginning of year               862,500     819,265
    Current year's provision                              17,000      13,781
----------------------------------------------------------------------------

    Valuation allowance, end of year                     879,500     833,046
----------------------------------------------------------------------------

                                                   $      -     $      -
=============================================================================

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2002
                                    (US Dollars)







9.  Income Taxes:  (Continued)

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                     2010                      $   173,000
                     2011                          599,000
                     2012                          748,000
                     2013                          508,976
                     2014                          163,944
                     2015                          159,585
                     2016                          134,989
                     2017                           48,704
                                             -------------
                                                $2,536,198

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATION

      At the present time the Company plans to assemble medical diagnostic test kits in China to reduce costs. The Company plans to purchase the main components for its test kits from manufacturers in the United States. In this regard Osborn Scientific Group has indicated its willingness to sell to the Company components that would allow the assembly of H. Pylori and other diagnostic kits in China. Xili Pharmaceutical Group Inc., an affiliated entity, has agreed to supply the required assembly space in one of its pharmaceutical manufacturing plants.

      The Company may also attempt to obtain the necessary approvals to manufacture the components of the H. Pylori and other test kits in China. Rather than building its own manufacturing facility, the Company would pursue the acquisition of a subsidiary of Xili Pharmaceutical Group that manufactures pharmaceutical products.

      During the nine months ended March 31, 2002 the Company had a net loss of $(48,704). During this same period the Company's operations used $58,801 in cash. The Company satisfied its cash needs during this period with cash on hand as of December 31, 2001.

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending March 31, 2002 the Company will need approximately $4,000,000 in additional capital for acquisition of a subsidiary of Xili Pharmaceutical Group that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. In addition, if during the year ending June 30, 2002, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report


(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ROYCE BIOMEDICAL, INC.



Date:  May 14, 2002           By   /s/ Kathy Jiang
                                  --------------------------------------
                                   Kathy Jiang
                                   President and Principal Financial Officer