Form 10KSB
period 2002-06-30
ROYCE BIOMEDICAL INC
filed 2002-10-03
CIK 947011

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

Commission File No. 0-29895

                               Royce Biomedical, Inc.
                        --------------------------------
                   (Name of Small Business Issuer in its charter)

                Nevada                                      98-0206542
         ----------------------                        --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      1100-1200 West 73rd Avenue
       Vancouver, British Columbia                            V6P 6G5
----------------------------------------------------  ------------------------
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
                                  X
                                 ----              ----
                                  YES               NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended June 30, 2002 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (2,929,461 shares) based upon the closing priceaverage bid and asked prices of the Company's common stock on September 30, 2002 was approximately 60,000.

Documents incorporated by reference:      None

As of September 30, 2002 the Company had 5,051,683 issued and outstanding shares of common stock.

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

      The Company intends to begin manufacturing and distributing HIV, H.Pylori and Syphilis test kits in China in December 2002.

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

      In November 1999 Xili began distributing 20,000 H. Pylori test kits supplied by the Company to 100 hospitals in China as samples. The initial results were very satisfactory and encouraging. The Company will enlarge the sampling hospitals to 500 in 2002 and start to sell the test kits to the first 100 hospitals. The Company's goal is to sell at least 1000 test kits to each hospital during 2002. The Company expects to receive approximately $2.00 from the sale of each H. Pylori testing kit. The Company expects to capture 20% of H. Pylori test kit market by 2004.

      Sexually Transmitted Dieseases - AIDS has been identified by the Chinese government as a major threat to the public health in China. According to official statistics, over 850,000 people are HIV positive. This number is estimated to grow by 30% annually. The Chinese government is taking measures to prevent AIDS from becoming an epidemic.

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

Employees

      As of September 30, 2002, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
--------------------------------------------------------------------------------
OTHER SHAREHOLDER MATTERS.
-------------------------

      As of September 30, 2002, there were approximately 365 record owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "RYBO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      The share prices shown in the table have been adjusted to reflect a five-one reverse stock effective May 11, 1998 and a three-for-one reverse stock split effective May 30, 1999.


            Quarter Ending              High           Low

                9/30/99                 $0.12          $0.10
               12/31/99                 $0.18          $0.06
                3/31/00                 $0.12          $0.06
                6/30/00                 $0.44          $0.06

                9/30/00                 $0.25          $0.18
               12/31/00                 $0.15          $0.06
                3/31/01                 $0.18          $0.06
                6/30/01                 $0.14          $0.04

                9/30/01                 $0.04          $0.04
               12/31/01                 $0.04          $0.02
                3/31/02                 $0.03          $0.02
                6/30/02                 $0.03          $0.02

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

    During the year ended June 30, 2002 the Company had a net loss of $(105,500). The Company satisfied its cash needs during this period through increases in accounts payables and accrued liabilities and cash on had at the beginning of the year.

    During the year ended June 30, 2001 the Company had a net loss of $(134,939). During this same period the Company's operations used $378,478 in cash. The Company satisfied its cash needs during this period through the sale of common stock and cash on hand at the beginning of the year.

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending June 30, 2003 the Company will need approximately $5,000,000 in additional capital for acquisition of a subsidiary of Xili that manufactures pharmaceutical products and manufacturing
H. Pylori test kits in China. In addition, if during the year ending June 30, 2003, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name                 Age         Position with Company

         Dr. Yan Xiao Wen     43          Chairman of the Board of Directors
         Kathy Jiang          44          President and a Director
         Helen Zhao           37          Secretary and a Director

     Dr. Yan Xiao Wen has been a director of the Company since April 1999. Dr. Yan has been the President of Xili Pharmaceutical (Group) Inc., (Xili Beijing, Xili Hebei, Xili Zaozhuang, Xili Hezhe, Xili Chongqing, Xili Hubai) and Xili USA Inc. since December 1993.

     Kathy Jiang has been the President and a director of the Company since April 1999. Ms. Jiang was the Vice President of Shandong Canada Trading from March 1993 to November 1998.

     Helen Zhao has been the Company's Secretary and a director since 2001. For the past eight years Ms. Zhao has the controller for Richmond Motor Sports. For the past three years Ms. Zhao has also been the controller for Builddirect.com Technology Inc.

Consultant

     Dr. Robert Bohannon is an expert in the field of immunoreagents and diagnostics and provides consulting services to the Company. Dr. Bohannon identifies leading diagnostic test kits through independent clinical analysis. Dr. Bohannon also provides training to Xili's marketing and sales force.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2002.

                      Annual Compensation              Long Term Compensation
                 ---------------------------------  ----------------------------

                                                     Re-                  All
                                          Other     stric-               Other
                                          Annual     ted                  Com-
Name and                                  Compen-   Stock    Options     pensa-
Principal        Fiscal  Salary  Bonus    sation    Awards   Granted     tion
Position          Year    (1)     (2)       (3)       (4)      (5)        (6)
---------        ------  ------  -----    ------    ------   -------    -------

Kathy Jiang,      2002  $30,200    --        --        --       --          --
President and     2001  $34,803    --        --        --  100,000          --
Chief Executive   2000  $33,931    --        --        --       --          --
Officer since
 April 1999

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of June 30, 2002.

         Name                       Shares            Value

         Kathy Jiang              100,0000           $2,000


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

      The following shows the amounts which the Company expects to pay its officers during the year ending June 30, 2003 and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.
Options Granted During Fiscal Year Ending June 30, 2002

      The Company did not grant any options to any officer or director during the year ended June 30, 2002. As of June 30, 2002 none of the Company's officers or directors held any options.

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

      Other Arrangements. During the year ended June 30, 2002, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

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

      Summary. The following sets forth certain information as of September 30, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total        Shares                    Remaining
                             Shares    Reserved for       Shares     Options/
                            Reserved   Outstanding     Issued As     Shares
Name of Plan               Under Plan    Options      Stock Bonus   Under Plan
------------               ----------  ------------   -----------   ----------

Incentive Stock Option Plan  300,000         --            N/A       300,000
Non-Qualified Stock Option
  Plan                       300,000         --            N/A       300,000
Stock Bonus Plans            150,000        N/A             --       150,000


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of September 30, 2002.

                                   Shares of
Name and Address                  Common Stock          Percent of Class
----------------                  -------------       --------------------

Dr. Yan Xiao Wen                  2,022,222 (1)               40%
#205 - 1057 S.E. 17th Street
Fort Lauderdale, FL 33316, USA.

Kathy Jiang                         100,000                    2%
7531 Francis Rd.
Richmond, B.C. Canada V6Y 1A1

Helen Zhao                               --                    --
1100-1200 West 73rd Ave.
Vancouver, B.C. Canada V6P 6G5

Quantrum Assets Limited           1,500,000                   30%
3F, No. 68-8, Tien-Mou N. Road
Taipei, Taiwan, R.O.C.

All Executive officers and        2,122,222                   42%
 directors as as a group
 (3 persons).

(1) Represents shares held by Xili USA, Inc., a corporation controlled by Dr. Yan Xiao Wen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following table provides information concerning shares of the Company's common stock issued to the Company's present and former officers, directors and certain other third parties since the inception of the Company:

Date           Shares     Shareholder                      Consideration
----           ------     ----------------------------     -------------------

03-25-95     133,333      Ken Pappas                       $  2,000
08-15-97       6,666      Ken Pappas                       Services Rendered
01-20-98      33,333      Knight & Day Restaurant Corp.    $125,000
09-21-98     100,000      Knight & Day Restaurant Corp.    $ 45,000
01-19-99      92,222      Gregory Sharpe                   Services Rendered
04-12-99   2,222,222      Xili USA, Inc.                   $300,000
10-10-00     187,545      Knight & Day Restaurant Corp.    Payment of debt in
                                                           the amount of $37,509
01-31-01   1,500,000      Quantrum Assets Limited          $300,000

      In September 1997 Ken Pappas returned 33,333 shares of common stock to the Company. These shares were cancelled and Mr. Pappas did not receive any consideration for the return of these shares.

      Ken Pappas, is a director of Knight & Day Restaurant Corp. During the year ended June 30, 2001, the Company loaned $83,540 to Ken Pappas. The loan was made to permit Mr. Pappas to settle a lawsuit brought by a third party against the Company and Mr. Pappas. The loan was due on April 9, 2002 and since June 9, 2001 has borne interest at a rate of 7.5% per year.

      Greg Sharpe and Ken Pappas resigned as officers and/or directors of the Company during the year ended June 30, 2002.

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

                        For the Year Ended June 30, 2002

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



                       -------------------------------

                                AUDITORS' REPORT

 To the Shareholders of Royce Biomedical Inc.:

      We have audited the balance sheets of Royce Biomedical Inc. as at June 30, 2002 and 2001 and the statements of loss and deficit, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles applied on a basis consistent with the prior year.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants
Burnaby, BC
September 23, 2002

Comments by Auditor for US Readers on Canada-US Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 6 to the financial statements. Our report to the shareholders dated September 23, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors= report when these are adequately disclosed in the financial statements.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants
Burnaby, BC
September 23, 2002

                                                                   Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                                  Balance Sheet
                                  June 30, 2002
                                  (US Dollars)


Assets                                                     2002          2001

Current:
   Cash                                                 $    100      $  59,177
   Accounts receivable                                     8,600          7,519
Prepaid expenses and deposits                                  -        100,518
   Loan receivable - Director                                  -         82,894
                                                         ----------------------
                                                           8,700        250,108
Product license fees (Note 4)                            100,000              -
                                                         ----------------------
                                                        $108,700      $ 250,108


Liability
--------------------------------------------------------------------------------
Current:
   Accounts payable and accrued liabilities             $ 37,600      $  73,532


Shareholders' Equity

Share Capital (Note 5)                                    16,000         15,983
Contributed Surplus (Note 5)                           2,657,800      2,657,827
Deficit, per Exhibit "B"                               2,602,700      2,497,234
                                                          71,100        176,576


Going Concern (Note 6)
Commitments (Note 7)
                                                       $ 108,700      $ 250,108

                                                               Exhibit " B"
                              ROYCE BIOMEDICAL INC.
                          Statement of Loss and Deficit
                        For the Year Ended June 30, 2002
                                  (US Dollars)


                                                           2002          2001


Other Income:
   Interest                                             $   5,000     $    973
-------------------------------------------------------------------------------
Expenses:
   Consulting fees                                          2,600       36,324
   Office and sundry                                       46,500        5,460
   Professional fees                                       21,600       37,955
   Rent                                                     3,900        4,540
   Stock transfer agents= fees                              1,600        4,465
Telephone                                                     900        1,436
   Travel and promotion                                       800       10,929
   Wages and benefits                                      32,600       34,803

                                                          110,500      135,912


Net Loss                                                  105,500      134,939
Deficit, beginning                                      2,497,200    2,362,295

-------------------------------------------------------------------------------

Deficit, ending, to Exhibit "A"                        $2,602,700   $2,497,234

Loss per share                                         $     0.02   $     0.01
-------------------------------------------------------------------------------

                                                                  Exhibit "C"
                              ROYCE BIOMEDICAL INC.
                  Statement of Changes in Shareholders= Deficiency
                        For the Year Ended June 30, 2002
                                  (US Dollars)


                                         Common Shares     Capital   Accumulated
                                       Shares      Amount  Surplus     Deficit


Balance, June 30, 2000               3,364,138   $14,300  $2,322,000  $2,362,300
Shares issued for cash               1,500,000     1,500     298,500           -
Shares issued for debt                 187,545       200      37,300           -
Net Loss, per Exhibit "B"                    -         -           -     134,900

--------------------------------------------------------------------------------

Balance, June 30, 2001               5,051,683    16,000   2,657,800   2,497,200
Net Loss, per Exhibit "B"                    -         -           -     105,500

--------------------------------------------------------------------------------

Balance, June 30, 2002, to
 Exhibit "A"                         5,051,683   $16,000  $2,657,800  $2,602,700

                                                             Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                             Statement of Cash Flows
                        For the Year Ended June 30, 2002
                                  (US Dollars)


                                                            2002          2001


Operating Activities:
   Net Loss, per Exhibit "B"                             $(105,500)   $(134,939)

 Changes in non-cash working capital -
  (Increase) Decrease in accounts receivable                (1,100)      (6,695)
  (Increase) Decrease in prepaid expenses and deposits     100,500     (100,005)
   Increase (Decrease) in loan receivable - director        82,900      (82,894)
   Increase (Decrease) in accounts payable and accrued
    liabilities                                            (35,900)      (3,945)
   Increase (Decrease) in loan payable                           -      (50,000)


Cash flows from (used in) operating activities              40,900     (378,478)

Investing Activity:
   Increase in cost of licenses                           (100,000)           -

Financing Activity:
   Proceeds from issuance of common shares                       -      300,000

Net Decrease in Cash                                       (59,100)     (78,478)
Cash, beginning                                             59,200      137,655

--------------------------------------------------------------------------------

Cash, ending                                           $       100    $  59,177


Supplemental Disclosure of Cash Flow Information:
   Non-cash transaction (2001 only)
     187,545 common shares were issued in
     settlement of $37,508 debt to a related party

                                                                 Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                  (US Dollars)


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

3.  Financial Instruments:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, and accounts payable and accrued liabilities are stated at amounts that approximate their book value.

Product Licence Fees:
                                                        2002        2001

    Product license fees, at cost                   $110,000     $10,000
    Less:  Accumulated amortization                   10,000      10,000

                                                    $100,000     $     -



                                                                     . . . 2

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                          Notes to Financial Statements
                                  June 30, 2002
                                  (US Dollars)


4.    Product Licence Fees: (Continued)

    At June 30, 2002, the Company has applications in progress for license renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China. During the year, the Company's agents have expended $100,000 towards the cost of these licenses.


5.  Share Capital and Contributed Surplus:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000
            Preferred shares with a par value of $.001 each


                                                 Common Shares
               Contributed
    Issued and Outstanding -                 # Shares     Amount   Surplus
-------------------------------------------------------------------------------
Balance, June 30, 2002, no change            5,051,683   $16,000  $2,657,800
-------------------------------------------------------------------------------

    At June 30, 2002, 4,275,989 (2001 - 4,275,989) common shares were restricted from trading.

6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The Company has experienced significant losses over the past six years, including $105,500 in the current year and has an accumulated deficit of $2,602,700 at June 30, 2002. The Company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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



                                                                    . . . 3

                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.             Continued
                          Notes to Financial Statements
                                  June 30, 2002
                                  (US Dollars)


7.  Commitments:

    During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $20,400. At June 30, 2002, these amounts have not been repaid and are included in accounts payable and accrued liabilities.


8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the Company had the following transactions with officers and directors of the Company.

                                                        2002        2001
                    -------------------------------------------------------
    Expenses -
        Consulting fees                            $       -     $20,000
        Wages                                         30,200      34,003

    Licence fees in progress                         100,000           -

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.


9.  Income Taxes:

    The Company has net losses for income tax purposes totaling approximately $2,592,900 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

                                                        2002        2001
------------------------------------------------------------------------------
    Deferred tax asset, beginning                   $862,500    $819,265
    Benefit of current year's operating loss
    carried forward                                   34,700      43,235
------------------------------------------------------------------------------
    Deferred tax asset, ending                       897,200     862,500
------------------------------------------------------------------------------
    Valuation allowance, beginning                   862,500     819,265
    Current year's provision                          34,700      43,235
------------------------------------------------------------------------------
    Valuation allowance, ending                      897,200     862,500
------------------------------------------------------------------------------
                                                    $      -    $      -

                                                                     . . . 4

                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.           Continued
                          Notes to Financial Statements
                                  June 30, 2002
                                  (US Dollars)


9.  Income Taxes: (Continued)

    As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                    2010                         $173,000
                    2011                          599,000
                    2012                          748,000
                    2013                          509,000
                    2014                          163,900
                    2015                          159,600
                    2016                          134,900
                    2017                          105,500

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number      Exhibit Name                                          Page Number

Exhibit 2   Plan of Acquisition, Reorganization, Arrangement,
            Liquidation, etc.                                        None

Exhibit 3   Articles of Incorporation, as amended, and Bylaws         (1)
                                                                  ----------

Exhibit 4   Instruments Defining the Rights of Security Holders

   Exhibit 4.1  Incentive Stock Option Plan                           (1)
                                                                  ----------

   Exhibit 4.2  Non-Qualified Stock Option Plan                       (1)
                                                                  ----------

   Exhibit 4.3  Stock Bonus Plan                                      (1)
                                                                  ----------

Exhibit 5Subscription Agreement                                      None

Exhibit 9Voting Trust Agreement                                      None

Exhibit 10Material Contracts                                         None

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 2002.

                                  ROYCE BIOMEDICAL, INC.

                                  By  /s/ Kathy Jiang
                                      ---------------------------------------
                                      Kathy Jiang, President and Principal
                                      Financial Officer

    Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Dr. Yan Xiao Wen
-----------------------------
Dr. Yan Xiao Wen                    Director             September 27, 2002

/s/ Kathy Jiang
-----------------------------
Kathy Jiang                         Director             September 27, 2002


                  REPORT OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

      I, Kathy Jiang, as the Chief Executive and Financial Officer of the Company, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and, in my opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      To my knowledge there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation.

Date: September 27, 2002             /s/ Kathy Jiang
                                     -----------------------------------
                                     Kathy Jiang
                                     Chief Executive and Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Kathy Jiang, the Chief Executive and Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Royce Biomedical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report   my   conclusions   about   the
      effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud,  whether or not material,  that involves management or other
      employees who have a significant  role  in  the   registrant's   internal
      controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002             /s/ Kathy Jiang
                                     -----------------------------------
                                     _______________________
                                     Kathy Jiang
                                     Chief Executive and Financial Officer