Form 10QSB
period 2002-09-30
ROYCE BIOMEDICAL INC
filed 2002-11-19
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895


                             ROYCE BIOMEDICAL, INC.

             Nevada                                             98-0206542
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

            Yes             X                               No    ________
                  ------------------

As of November 15, 2002 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                  For the Three Months Ended September 30, 2002

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



                        -------------------------------

                            REVIEW ENGAGEMENT REPORT

To the Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at September 30, 2002 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

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


                                          "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants

Burnaby, BC
November 9, 2002

                                                                Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                 September 30, 2002
                                    (US Dollars)



                                                      June 30,    September 30,
Assets                                                  2002          2002
                                                      -------     ------------

Current:
   Cash                                              $   2,661     $     146
   Accounts receivable                                   8,751         8,568
                                                      -------------------------
                                                         8,714        11,412

Product licence fees (Note 4)                          100,000       100,000
                                                      -------------------------
                                                     $ 111,412     $ 108,714
                                                      =========================

Liabilities

Current:
   Accounts payable and accrued liabilities          $  33,573     $  37,595
   Loan payable                                         25,000             -
                                                      -------------------------
                                                        58,573        37,595
Shareholders' Equity

Share Capital (Note 5)                                  15,983        15,983
Contributed Surplus (Note 5)                         2,657,827     2,657,827
Deficit, per Exhibit "B"                             2,620,971     2,602,691
                                                     --------------------------
                                                        52,839        71,119
Going Concern (Note 6)
Commitments (Note 7)
                                                     $  11,412    $  108,714
                                                     ==========================


- See accompanying notes -

                                                                  Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (unaudited)
                For the Three Months Ended September 30, 2002
                                    (US Dollars)


                                                    Three Months  Three Months
                                                        Ended        Ended
                                                    September 30, September 30,
                                                    ------------  ------------

Sales                                               $        -             -
Cost of Sales                                                -             -
                                                    --------------------------

Gross Margin                                                 -             -
                                                    --------------------------
Expenses:
   Consulting fees                                           -         3,947
   Office and sundry (recovery)                          1,398        (1,290)
   Professional fees                                     8,556         3,506
   Rent                                                    236         1,554
   Stock transfer agents' fees                             154           467
   Telephone                                               107           239
   Travel and promotion                                    153           480
   Wages and benefits                                    7,676         7,654
                                                     -------------------------
                                                        18,280        16,557

Net Loss                                                18,280        16,557
Deficit, beginning                                   2,602,691     2,497,234
                                                     -------------------------
Deficit, ending, to Exhibit "A"                     $2,620,971    $2,513,791
                                                     =========================

Loss per share                                      $     0.00    $     0.00
                                                     =========================


- See accompanying notes -

                                                                    Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                Interim Statement of Changes in Shareholders' Equity
                                     (unaudited)
                    For the Three Months Ended September 30, 2002
                                    (US Dollars)





                                         Common Shares        Contributed    Accumulated
                                       Shares      Amount       Surplus        Deficit
                                       -------     ------    ------------   ------------

Balance, June 30, 2001               5,051,683    $15,983     $2,657,827     $2,497,234
Net Loss, per Exhibit "B"                    -          -              -         16,557
                                     ---------    -------     ----------     ----------

Balance, September 30, 2001          5,051,683    $15,983     $2,657,827     $2,513,791
                                     =========    =======     ==========     ==========

Balance, June 30, 2002               5,051,683    $15,983     $2,657,827     $2,602,691
Net Loss, per Exhibit "B"                    -          -              -         18,280
                                     ---------    -------     ----------     ----------

Balance, September 30, 2002          5,051,683    $15,983     $2,657,827     $2,620,971
                                     =========    =======     ==========     ==========



- See accompanying notes -

                                                                 Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                    For the Three Months Ended September 30, 2002
                                    (US Dollars)




                                                          Three Months    Three Months
                                                             Ended           Ended
                                                          September 30,   September 30,
                                                              2002            2001

Operating Activities:
   Net Loss, per Exhibit "B"                                $(18,280)       $(16,557)

   Changes in non-cash working capital -
    (Increase) Decrease in accounts receivable                 (183)         (5,582)
    (Increase) Decrease in loan receivable - director             -             460
    (Increase) Decrease in accounts payable and
     accrued liabilities                                     (4,022)            356
      Increase (Decrease) in loan payable                    25,000               -
                                                           -------------------------

Cash flows from (used in) operating activities               2,515          (21,323)
Cash, beginning                                                146           59,177
                                                           -------------------------
Cash, ending                                             $   2,661        $  37,854
                                                           =========      =========


                                                                  Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                        Notes to Interim Financial Statements
                                     (unaudited)
                                 September 30, 2002
                                    (US Dollars)


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

    c) Use of Estimates -

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on managements best knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

3.  Financial Instruments:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities and loan payable are stated at amounts that approximate their book value.

4.  Product Licence Fees:                                  2002        2001
                                                           ------      -----

    Produce licence fees, at cost                       $110,000    $110,000
    Less:  Accumulated amortization                       10,000      10,000
                                                      ----------  ----------
                                                        $100,000    $100,000

                                                                       . . . 2

                                                                Exhibit "E"

                             ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   Continued
                                   (unaudited)
                               September 30, 2002
                                  (US Dollars)

5.  Share Capital:

    Authorized -
      100,000,000 Common shares with a par value of $.001 each 5,000,000
          Preferred shares with a par value of $.001 each

                                         Common Shares           Contributed
    Issued and Outstanding -           # Shares    Amount          Surplus
                                                                 -------------


    Balance, at June 30, 2002 and
          September 30, 2002           5,051,683  $15,983         $2,657,827
                                       =========  =======         ==========

    At September 30, 2002, 4,275,989 (June 30, 2002 - 4,275,989) common shares were restricted from trading.

6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past six years, including $18,280 in the current period and has an accumulated deficit of $2,620,971 at September 30, 2002. The Companyi-L/F continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At September 30, 2002, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

                              ROYCE BIOMEDICAL INC.                Exhibit "E"
                          Notes to Interim Financial Statements    Continued
                                     (unaudited)
                                 September 30, 2002
                                    (US Dollars)

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transaction with officers and directors of the company.

                                                 Three Months     Three Months
                                                     Ended           Ended
                                                 September 30,    September 30,
                                                      2002           2001
                                                 ------------     -------------

    Expense - Wages                                   $7,676          $7,054

    This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9.  Income Taxes:

    The company has net losses for income tax purposes totalling approximately $2,510,714 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                    September 30,     June 30,
                                                        2002            2002

    Deferred tax asset, beginning of year             $897,200        $862,500
    Benefit of current year's operating loss
     carried forward                                     6,400          34,700
                                                      ------------------------

    Deferred tax asset, end of year                    903,600        897,200
                                                      ------------------------

    Valuation allowance, beginning of year               897,200     862,500
    Current year's provision                               6,400      34,700
                                                       ---------    --------

    Valuation allowance, end of year                     903,600     897,200
                                                         -------     -------

                                               $          -     $          -
                                               ============     ============

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                                                    2010            $173,000
                                                    2011             599,000
                                                    2012             748,000
                                                    2013             508,976
                                                    2014             163,944
                                                    2015             159,585
                                                    2016             134,989
                                                    2017              16,820
                                                    2018               6,400
                                                                         . . .4

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

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending September 30, 2003 the Company will need approximately $4,000,000 in additional capital for acquisition of a subsidiary of Xili Pharmaceutical Group that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. In addition, if during the twelve months ending September 30, 2003, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

                                     PART II
                                OTHER INFORMATION

Item 4. Controls And Procedures

      Based on the evaluation of the Company's disclosure controls and procedures by Kathy Jiang, the Company's Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
            No exhibits are filed with this report.

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROYCE BIOMEDICAL, INC.



Date:  November 18, 2002                By   /s/ Kathy Jiang
                                            -------------------------------
                                                 Kathy Jiang
                                                 President and Principal
                                                 Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Royce Biomedical, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy Jiang, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  November 18, 2002
                                    /s/ Kathy Jiang
                                        Kathy Jiang
                                        President and Principal
                                        Financial Officer

CERTIFICATION (separate from Sarbanes Section 906 certification)

      I, Kathy Jiang, the Chief Executive and Financial Officer of Royce Biomedical Inc., certify that:

1.       I have reviewed this Quarterly Report on Form 10-QSB of Royce
         Biomedical, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                   /s/ Kathy Jiang
                                          ------------------------------------
                                          Kathy Jiang
                                          President and Principal Financial
                                          Officer