Form 10QSB
period 2002-12-31
ROYCE BIOMEDICAL INC
filed 2003-02-18
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 2002

                                             OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895

                                   ROYCE BIOMEDICAL, INC.

         Nevada                                           98-0206542
--------------------------                     ------------------------
State or other jurisdiction                 (I.R.S.) Employer Identification No.
of incorporation

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     Address of principal executive offices


                                 (604) 267-7080
                            -----------------------
               Registrant's telephone number, including area code

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

            Yes   X                  No    ________

As of February 14, 2003 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                   For the Six Months Ended December 31, 2002

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




                       _________________________________

                            REVIEW ENGAGEMENT REPORT

To the Directors of Royce Biomedical Inc.:

     We have reviewed the interim balance sheet of Royce Biomedical Inc. as at December 31, 2002 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the six months then ended. Our review was made in accordance with United States generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

     A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

     Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.


                                      "Cinnamon Jang Willoughby & Company"
                                          Chartered Accountants

Burnaby, BC
February 10, 2003

                                                                   Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (unaudited)
                                December 31, 2002
                                  (US Dollars)


                                                June 30,          December 31,
                                                  2002              2002
Assets                                         (unaudited)

Current:
   Cash                                       $    1,738     $          146
   Accounts receivable                             8,410              8,568
                                                  10,148              8,714
Product licence fees (Note 4)                    100,000            100,000
                                                 -------            -------
Liabilities

Current:
   Accounts payable and accrued liabilities   $   50,851       $     37,594
   Loan payable to a related party                25,000                --
                                                  75,851             37,594
Shareholders' Equity

Share Capital (Note 5)                            15,983             15,983
Contributed Surplus (Note 5)                   2,657,827          2,657,827
Deficit, per Exhibit "B"                       2,639,513          2,602,690
                                                  34,297             71,120
Going Concern (Note 6)
Commitments (Note 7)                         $   110,148        $   108,714

                                                                   Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (unaudited)
                     For the Six Months Ended December 31, 2002
                                    (US Dollars)



                      Three Months   Three Months    Six Months     Six Months
                         Ended          Ended           Ended         Ended
                      December 31,   December 31,    December 31,   December 31,
                         2002           2001            2002            2001
                             (unaudited)                    (unaudited)

Sales                      $    --       $    --     $    --      $       --
Cost of Sales                   --            --          --
                           ---------------------------------------------------

Gross Margin                    --            --          --              --
                           ---------------------------------------------------
Expenses:
   Consulting fees              --            --          --           3,947
   Office and sundry         1,735         1,529       3,133             239
   Professional fees         7,550         7,817      16,105          11,323
   Rent                        358         1,495         594           3,050
   Stock transfer agents' fees 696           708         850           1,174
   Telephone                    91           350         198             589
   Travel and promotion        436           211         590             691
   Wages and benefits        7,676         8,370      15,353          16,023

                            18,542        20,480      36,823          37,036

Net Loss                    18,542        20,480      36,823          37,036
Deficit, beginning       2,620,971     2,513,790   2,602,690       2,497,234

Deficit, ending, to
Exhibit "A"             $2,639,513    $2,534,270  $2,639,513      $2,534,270

Loss per share          $     0.00    $     0.00  $     0.01      $     0.01

                              ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Equity
                                   (unaudited)
                   For the Six Months Ended December 31, 2002
                                  (US Dollars)


                                    Common Shares     Contributed
                                Shares        Amount    Surplus      Deficit


Balance, June 30, 2001         5,051,683      $15,983  $2,657,827   $2,497,234
Net Loss, per Exhibit "B"              -            -           -       37,036
                               ---------      --------  ---------    ---------

Balance, December 31, 2001     5,051,683      $15,983  $2,657,827   $2,534,270
                               ---------      --------  ---------    ---------

Balance, June 30, 2002         5,051,683      $15,983  $2,657,827   $2,602,690
Net Loss, per Exhibit "B"              -            -           -       36,823
                               ---------      --------  ---------    ---------
Balance, December 31, 2002,
  to Exhibit "A"               5,051,683      $15,983  $2,657,827   $2,693,513
                               =========      =======  ==========   ==========

                                                                    Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                     For the Six Months Ended December 31, 2002
                                    (US Dollars)

                                    Three Months    Three Months    Six Months     Six Months
                                        Ended           Ended          Ended          Ended
                                     December 31,    December 31,    December 31,   December 31,
                                        2002            2001             2002          2001
                                       (unaudited)                      (unaudited)
-------------------------------------------------------------------------------------------------
Operating Activities:
  Net Loss, per Exhibit "B"             $(18,542)     $(20,480)        $(36,823)     $(37,036)

  Changes in non-cash working capital -
  (Increase) Decrease in accounts
   receivable                                341           (44)             158        (5,626)
  Increase (Decrease) in loan receivable
        from a director                        -         3,130                -         3,591
  Increase (Decrease) in accounts payable
        and accrued liabilities           17,278        (8,917)          13,257        (8,563)
  Increase (Decrease) in loan payable
         to a related party                   --            --           25,000            --
                                         -------       -------          -------        ------

Cash flows from (used in) operating
   activities                               (923)      (26,311)           1,592       (47,634)
Cash, beginning                            2,661        37,854              146        59,177
                                        --------        ------          -------       -------
Cash, ending                            $  1,738      $ 11,543          $ 1,738      $ 11,543
                                        =========     ========          =======      ========

                                                                     Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2002
                                  (US Dollars)


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

    b)  Foreign Currency Translation -

        Assets and liabilities of United States operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses, except amortization are converted at the average exchange rates for the year. Amortization is converted at the same rate as the related assets.

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

3.  Financial Instruments:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities and loan payable to a related party are stated at amounts that approximate their book value.

                                                     December 31,   June 30,
4.  Product Licence Fees:                               2002           2002
                                                     (unaudited)

    Produce licence fees, at cost                      $110,000    $110,000
    Less:  Accumulated amortization                      10,000      10,000
                                                      ---------    --------
                                                       $100,000    $100,000
                                                      =========    ========

                                                                   Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2002
                                  (US Dollars)

5.  Share Capital:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

                                             Common Shares          Contributed
Issued and Outstanding -                 # Shares     Amount          Surplus

 Balance, at June 30, 2002 and
    December 31, 2002                   5,051,683    $15,983        $2,657,827
                                        =========    =======        ==========

    At December 31, 2002, 4,275,989 (June 30, 2002 - 4,275,989) common shares were restricted from trading.

6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past six years, including $36,823 in the current period and has an accumulated deficit of $2,639,513 at December 31, 2002. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00
    Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At December 31, 2002, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.    Related Party Transactions:

     In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                                   Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                  December 31, 2002
                                    (US Dollars)








                                                Six Months        Six Months
                                                  Ended              Ended
                                                December 31,      December 31,
                                                  2002                2001
                                                (unaudited)       (unaudited)
------------------------------------------------------------------------------

Expenses - Wages                                 $15,353          $14,823

   These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9. Income Taxes:

   The company has net losses for income tax purposes totalling approximately $2,629,817 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                December 31,      June  30,
                                                   2002              2002
                                                (unaudited)
------------------------------------------------------------------------------

Deferred tax asset, beginning of year            $897,200         $862,500
Benefit of current year's operating loss
  carried forward                                  12,963           34,700
                                                  -------         --------

Deferred tax asset, end of year                   910,163          897,200
                                                  -------          -------

Valuation allowance, beginning of year            897,200          862,500
Current years provision                            12,963           34,700
                                                  -------          -------

Valuation allowance, end of year                  910,163          897,200
                                                  -------          -------
                                                 $     --         $     --
                                                 ========         ========

   As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                  2010                                   $173,000
                  2011                                    599,000
                  2012                                    748,000
                  2013                                    508,976
                  2014                                    163,944
                  2015                                    159,585
                  2016                                    134,989
                  2017                                    105,500
                  2018                                     36,823

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

     The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending December 31, 2003 the Company will need approximately $4,000,000 in additional capital for acquisition of a subsidiary of Xili Pharmaceutical Group that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. In addition, if during the twelve months ending December 31, 2003, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

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

(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROYCE BIOMEDICAL, INC.



Date:  February 14, 2003            By /s/ Kathy Jiang
                                       -------------------------
                                       Kathy Jiang
                                       President and Principal Financial Officer



                                  CERTIFICATION

     In connection with the Quarterly Report of Royce Biomedical, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy Jiang, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



Date:  February 14, 2003           By  /s/ Kathy Jiang
                                      -------------------------
                                      Kathy Jiang
                                     President and Principal Financial Officer

                                  CERTIFICATION
               (separate from Sarbanes Section 906 certification)

     I, Kathy Jiang, the Chief Executive and Financial Officer of Royce Biomedical Inc., certify that:

1.    I  have  reviewed  this  Quarterly  Report  on  Form  10-QSB  of  Royce
Biomedical, Inc.;


1. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

2. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

3. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

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

4. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

5. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                  By /s/ Kathy Jiang
                                            --------------------------
                                            Kathy Jiang
                                           President  and  Principal  Financial
                                           Officer