Form 10QSB
period 2003-03-31
ROYCE BIOMEDICAL INC
filed 2003-05-16
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2003

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895

                             ROYCE BIOMEDICAL, INC.

              Nevada                                      98-0206542
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

            Yes             X                               No    ________
                  ------------------

     As of May 14, 2003 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 2003

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

Notes to Interim Financial Statements                             Exhibit "E"



                       ---------------------------------

                            REVIEW ENGAGEMENT REPORT

To the Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at March 31, 2003 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the year then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants

Burnaby, BC
May 12, 2003

                                                                     Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                   March 31, 2003
                                    (US Dollars)


Assets                                                      2003        2002
------------------------------------------------------------------------------
Current:
   Cash                                               $    2,403  $      376
   Accounts receivable                                     8,472      11,963
   Prepaid expenses and deposits                               -     100,518
   Loan receivable from a director                             -      79,986
------------------------------------------------------------------------------
                                                          10,875     192,843
Product licence fees (Note 4)                            100,000           -
------------------------------------------------------------------------------
                                                      $  110,875  $  192,843
==============================================================================

Liabilities
------------------------------------------------------------------------------
Current:
   Accounts payable and accrued liabilities           $   58,389  $   64,970
   Loan payable to related party                          35,000           -
                                                          93,389      64,870
------------------------------------------------------------------------------
Shareholders' Equity

Share Capital (Note 5)                                    15,983      15,983
Contributed Surplus (Note 5)                           2,657,827   2,657,827
Deficit, per Exhibit0 "B"                              2,656,324   2,545,937
------------------------------------------------------------------------------
                                                          17,486     127,873

Going Concern (Note 6)
Commitments (Note 7)
------------------------------------------------------------------------------
                                                      $  110,875  $  192,843

==============================================================================


- See accompanying notes -

                                                                     Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                        Interim Statement of Loss and Deficit
                                     (unaudited)
                      For the Nine Months Ended March 31, 2003
                                    (US Dollars)



                                               Three Months   Three Months    Nine Months    Nine Months
                                                  Ended          Ended           Ended          Ended
                                                 March 31,      March 31,       March 31,      March 31,
                                                   2003           2002            2003           2002
                                               ---------------------------    --------------------------
                                                        (Unaudited)                    (Unaudited)
--------------------------------------------------------------------------------------------------------

Sales                                          $       -        $       -      $       -       $       -
Cost of sales                                          -                -              -               -
--------------------------------------------------------------------------------------------------------
Gross Margin                                           -                -              -               -
--------------------------------------------------------------------------------------------------------
Expenses:
   Consulting fees                                     -                -              -           3,947
   Office and sundry (recovery)                    1,108           (1,253)         4,240          (1,013)
   Professional fees                               7,151            3,900         23,256          15,223
   Rent                                              368              366            961           3,416
   Stock transfer agents fees                        106              147            956           1,321
   Telephone                                         402              182            601             771
   Travel and promotion                                -              100            590             791
   Wages and benefits                              7,676            8,225         23,029          24,248
--------------------------------------------------------------------------------------------------------
                                                  16,811           11,667         53,633          48,704
--------------------------------------------------------------------------------------------------------
Net Loss                                          16,811           11,667         53,633          48,704
--------------------------------------------------------------------------------------------------------
Deficit, beginning                             2,639,513        2,534,270      2,602,691       2,497,233
--------------------------------------------------------------------------------------------------------
Deficit, ending, to Exhibit "A"               $2,656,324       $2,545,937     $2,656,324      $2,545,937
========================================================================================================

Loss per share                                $     0.00       $     0.00     $     0.01      $     0.01
========================================================================================================




- See accompanying notes -

                                                                     Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                Interim Statement of Changes in Shareholders' Equity
                                     (unaudited)
                      For the Nine Months Ended March 31, 2003
                                    (US Dollars)


                                                 Common
                                                 Shares  Contributed
                                     Shares      Amount    Surplus    Deficit
-------------------------------------------------------------------------------
Balance, June 30, 2001             5,051,683    $15,983  $2,657,827  $2,497,233
Net Loss, per Exhibit "B"                  -          -           -      48,704
-------------------------------------------------------------------------------
Balance, March 31, 2002            5,051,683    $15,983  $2,657,827  $2,545,937
-------------------------------------------------------------------------------

Balance, June 30, 2002             5,051,683    $15,983  $2,657,827  $2,602,691
     Net Loss, per Exhibit "B"             -          -           -      53,633
Balance, March 31, 2003            5,051,683    $15,983  $2,657,827  $2,656,324
===============================================================================


- See accompanying notes -

                                                                     Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                           Interim Statement of Cash Flows
                                     (unaudited)
                      For the Nine Months Ended March 31, 2003
                                    (US Dollars)



                                               Three Months   Three Months    Nine Months    Nine Months
                                                  Ended          Ended           Ended          Ended
                                                 March 31,      March 31,       March 31,      March 31,
                                                   2003           2002            2003           2002
                                               ---------------------------    --------------------------
                                                        (Unaudited)                    (Unaudited)
--------------------------------------------------------------------------------------------------------

Operating Activities:
  Net Loss, per Exhibit "B"                    $ (16,811)      $ (11,667)     $ (53,633)      $ (48,704)

Changes in non-cash working capital -
  (Increase) Decrease in accounts receivable         (63)          1,182             96          (4,444)
  Increase (Decrease) in loan receivable
   from a director                                     -            (682)             -           2,909
  Increase (Decrease) in accounts payable and
   accrued liabilites                              7,539               -         20,794          (8,562)
  Increase (Decrease) in loan payable to a
   related party                                  10,000               -         35,000               -
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                      665         (11,167)         2,257         (58,801)
Cash, beginning                                    1,738          11,543            146          59,177
---------------------------------------------------------------------------------------------------------

Cash, ending                                    $  2,403       $     376      $   2,403       $     376
=========================================================================================================


                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2003
                                    (US Dollars)


1. Principles of Accounting and General Information:

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and its results of operations and its cash flows for the three and nine month periods ending March 31, 2003. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2002 included in the Company's annual report on Form 10-KSB.

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

3.      Financial Instruments:

        Fair Values -

        Unless otherwise noted, cash, accounts receivable, loan receivable from a director, accounts payable and accrued liabilities and loan payable to a related party are stated at amounts that approximate their book value.

                                                                     Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                      Notes to Interim Financial Statements
                                     (unaudited)
                                 March 31, 2003
                                    (US Dollars)


                                                          March 31,   June 30,
4.Product Licence Fees:                                     2003        2002
                                                               (unaudited)
------------------------------------------------------------------------------

    Produce licence fees, at cost                       $110,000    $110,000
    Less:  Accumulated amortization                       10,000      10,000
------------------------------------------------------------------------------
                                                        $100,000    $100,000
==============================================================================

    At March 31, 2003, the company has applications in progress for licence renewals of the H Pylori antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syplis Test Kits in the People's Republic of China. The company has expended $100,000 towards these applications and renewals. This amount will be amortized over the useful life of the permits when received.

5.  Share Capital and Contributed Surplus:

    Authorized -
        100,000,000   Common shares with a par value of $.001 each
          5,000,000   Preferred shares with a par value of $.001 each

                                                Common Shares    Contributed
        Issued and Outstanding -             # Shares     Amount   Surplus
------------------------------------------------------------------------------

    Balance forward June 30, 2001,
     no changes                               5,051,683   $15,983  $2,657,827
                                             ===============================

    At March 31, 2003, 4,275,989 (June 30, 2002 - 4,275,989) common shares were restricted from trading.

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

    The company has experienced significant losses over the past five years, including $53,633 in the current period and has an accumulated deficit of $2,656,324 at March 31, 2003. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

                                                                     Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                        Notes to Interim Financial Statements
                                     (unaudited)
                                   March 31, 2003
                                    (US Dollars)

6.  Going Concern (Continued):

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As they were not, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At March 31, 2003, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                      Nine Months  Nine Months
                                                           Ended         Ended
                                                        March 31,    March 31,
                                                            2003         2002
                                                      (unaudited)   (unaudited)
------------------------------------------------------------------------------

   Expenses -
     Wages                                            $ 23,029    $ 22,448

   These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9. Income Taxes:

   The company has net losses for income tax purposes totalling approximately $2,646,005 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                                     Exhibit "E"
                             ROYCE BIOMEDICAL INC.                 Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                 March 31, 2003
                                  (US Dollars)


9.  Income Taxes (Continued):
                                                         March 31,   June 30,
                                                         2003        2002
                                                            (unaudited)
------------------------------------------------------------------------------

    Deferred tax asset, beginning of year               $897,500    $862,500
    Benefit of current year's operating loss
     carried forward                                      18,700      34,700
------------------------------------------------------------------------------

    Deferred tax asset, end of year                      915,900     897,200
------------------------------------------------------------------------------

    Valuation allowance, beginning of year               897,200     862,500
    Current year's provision                              18,700      34,700
------------------------------------------------------------------------------

    Valuation allowance, end of year                     915,900     897,200
------------------------------------------------------------------------------
                                                      $        -   $       -
==============================================================================


   As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                     2010                      $   173,000
                     2011                          599,000
                     2012                          748,000
                     2013                          508,976
                     2014                          163,944
                     2015                          159,585
                     2016                          134,989
                     2017                          105,500
                     2018                           53,011
                                              ------------
                                                $2,646,005
                                              ============

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

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROYCE BIOMEDICAL, INC.



Date:  May 14, 2003          By  /s/ Kathy Jiang
                                 ---------------------------------
                                 Kathy Jiang
                                 President and Principal Financial Officer



                                  CERTIFICATION

      In connection with the Quarterly Report of Royce Biomedical, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathy Jiang, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



Date:  May 14, 2003          By  /s/ Kathy Jiang
                                 ---------------------------------
                                   Kathy Jiang
                                   President and Principal Financial Officer

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


Date: May 14, 2003                    By  /s/ Kathy Jiang
                                          ---------------------------------
                                          Kathy Jiang
                                          President and Principal Financial
                                          Officer