Form 10KSB
period 2003-06-30
ROYCE BIOMEDICAL INC
filed 2003-09-29
CIK 947011

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      1100-1200 West 73rd Avenue
       Vancouver, British Columbia                             V6P 6G5
   (Address of Principal Executive Office)                     Zip Code

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended June 30, 2003 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (2,929,461 shares) based upon the closing priceaverage bid and asked prices of the Company's common stock on September 24, 2003 was approximately $146,000.

Documents incorporated by reference:      None

As of September 30, 2003 the Company had 5,051,683 issued and outstanding shares of common stock.

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

      In order to penetrate the Chinese immunodiagonstic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company provides clinical data and training to Xili personnel. Similar arrangements have been established between the Company and Xili to market HIV and Syphilis tests.

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

The Company's Current Postion in China

      The Company has spent the last three years working with Chinese regulatory authorities to obtain the necessary approvals for various products. The Company has been granted licenses to sell H. Pylori and Tuberculosis test kits. The Company is currently holding discussions with Chinese regulatory authorities to obtain approval to distribute HIV and Syphilis test kits.

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

Employees

      As of September 30, 2003, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      As of September 30, 2003, there were approximately 365 record owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "RYBO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      The share prices shown in the table have been adjusted to reflect a five-one reverse stock effective May 11, 1998 and a three-for-one reverse stock split effective May 30, 1999.


            Quarter Ending              High           Low

                9/30/00                 $0.25          $0.18
               12/31/00                 $0.15          $0.06
                3/31/01                 $0.18          $0.06
                6/30/01                 $0.14          $0.04

                9/30/01                 $0.04          $0.04
               12/31/01                 $0.04          $0.02
                3/31/02                 $0.03          $0.02
                6/30/02                 $0.03          $0.02

                9/30/02                 $0.02          $0.02
               12/31/02                 $0.02          $0.02
                3/31/03                 $0.02          $0.02
                6/30/03                 $0.15          $0.02

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

    During the year ended June 30, 2003 the Company had a net loss of $(73,396). During this same period the Company's operations generated $1,163 in cash, primarily as the result of a short term loan from a related party. The Company satisfied its cash needs during this period through the sale of common stock and cash on hand at the beginning of the year.

    During the year ended June 30, 2002 the Company had a net loss of $(105,500). The Company satisfied its cash needs during this period through increases in accounts payables and accrued liabilities and cash on had at the beginning of the year.

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending June 30, 2004 the Company will need approximately $5,000,000 in additional capital for acquisition of a subsidiary of Xili that manufactures pharmaceutical products and manufacturing
H. Pylori test kits in China. In addition, if during the year ending June 30, 2003, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name                 Age         Position with Company

         Dr. Yan Xiao Wen     44          Chairman of the Board of Directors
         Kathy Jiang          45          President and a Director
         Helen Zhao           38          Secretary and a Director

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2003.

                       Annual Compensation          Long Term Compensation
                                                      Re-                 All
                                           Other     stric-               Other
                                          Annual      ted                 Com-
Name and                                  Compen-    Stock    Options     pensa-
Principal        Fiscal  Salary  Bonus    sation     Awards   Granted     tion
Position          Year     (1)     (2)      (3)       (4)       (5)        (6)
---------        ------  ------- -------  -------    ------   -------    -------

Kathy Jiang,      2003  $    --    --        --        --         --        --
President and     2002  $30,200    --        --        --         --        --
Chief Executive   2001  $34,803    --        --        --    100,000        --
Officer since April 1999

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of June 30, 2003.

         Name                       Shares            Value

         Kathy Jiang               100,0000           $6,000

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

Options Granted During Fiscal Year Ending June 30, 2003

      The Company did not grant any options to any officer or director during the year ended June 30, 2003. As of June 30, 2003 none of the Company's officers or directors held any options.

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

      Other Arrangements. During the year ended June 30, 2003, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

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

      Summary. The following sets forth certain information as of September 30, 2003, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of September 30, 2003.

                                        Shares of
Name and Address                       Common Stock          Percent of Class

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

(1) Represents shares held by Xili USA, Inc., a corporation controlled by Dr. Yan Xiao Wen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following table provides information concerning shares of the Company's common stock issued to the Company's present and former officers, directors and certain other third parties since the inception of the Company:

Date           Shares        Shareholder                    Consideration
----           ------     ------------------               ----------------

03-25-95     133,333      Ken Pappas                       $  2,000
08-15-97       6,666      Ken Pappas                       Services Rendered
01-20-98      33,333      Knight & Day Restaurant Corp.    $125,000
09-21-98     100,000      Knight & Day Restaurant Corp.    $ 45,000
01-19-99      92,222      Gregory Sharpe                   Services Rendered
04-12-99   2,222,222      Xili USA, Inc.                   $300,000
10-10-00     187,545      Knight & Day Restaurant Corp.    Payment of debt in
                                                           the amount of $37,509
01-31-01   1,500,000      Quantrum Assets Limited          $300,000

      In September 1997 Ken Pappas returned 33,333 shares of common stock to the Company. These shares were cancelled and Mr. Pappas did not receive any consideration for the return of these shares.

      Ken Pappas, is a director of Knight & Day Restaurant Corp. During the year ended June 30, 2001, the Company loaned $83,540 to Ken Pappas. The loan bears interest at 7.5% per year and was made to permit Mr. Pappas to settle a lawsuit brought by a third party against the Company and Mr. Pappas. The loan was due on April 9, 2002 and is presently in default.

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

     Xili USA, Inc. is controlled by Dr. Yan Xiao Wen, a director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number        Exhibit Name                                         Page Number
--------      -------                                              ------------

Exhibit 2     Plan of Acquisition, Reorganization, Arrangement,
              Liquidation, etc.                                        None

Exhibit 3     Articles of Incorporation, as amended, and Bylaws         (1)
                                                                     ---------

Exhibit 4     Instruments Defining the Rights of Security Holders

 Exhibit 4.1  Incentive Stock Option Plan                               (1)
                                                                     ---------

 Exhibit 4.2  Non-Qualified Stock Option Plan                           (1)
                                                                     ---------

 Exhibit 4.3  Stock Bonus Plan                                          (1)
                                                                     ---------
Exhibit 5     Subscription Agreement                                   None

Exhibit 9     Voting Trust Agreement                                   None

Exhibit 10    Material Contracts                                       None

Exhibit 31    Rule 13a-14(a)/15d-14(a) certifications                 ______

Exhibit 32    Section 1350 certifications                             ______

(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                              FINANCIAL STATEMENTS

                        For the Year Ended June 30, 2003

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



                       -------------------------------

                                AUDITORS' REPORT

 To the Shareholders of Royce Biomedical Inc.:

      We have audited the balance sheets of Royce Biomedical Inc. as at June 30, 2003 and 2002 and the statements of loss and deficit, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles applied on a basis consistent with the prior year.

                                          "Cinnamon Jang Willoughby & Company"

                                                Chartered Accountants
Burnaby, BC
September 23, 2003


Comments by Auditor for US Readers on Canada-US Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 6 to the financial statements. Our report to the shareholders dated September 23, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

                                          "Cinnamon Jang Willoughby & Company"

                                                Chartered Accountants
Burnaby, BC
September 23, 2003

                                                                    Exhibit "A"
                                ROYCE BIOMEDICAL INC.
                                    Balance Sheet
                                    June 30, 2003
                                    (US Dollars)



Assets                                                          2003          2002

Current:
   Cash                                                $       1,300$          100
   Accounts receivable                                           500         8,600
                                                      ----------------------------

                                                               1,800         8,700
Product licence fees (Note 4)                                100,000       100,000
                                                             -------       -------
                                                         $   101,800  $    108,700
                                                         ===========  ============


Liabilities

Current:
   Accounts payable and accrued liabilities             $     77,100  $     37,600
   Loan payable to a related party (Note 8)                   27,000            --
                                                          -------------------------
                                                             104,100        37,600


Shareholders' Deficiency

Share Capital (Note 5)                                        16,000        16,000
Contributed Surplus (Note 5)                               2,657,800     2,657,800
Deficit, per Exhibit "B"                                   2,676,100     2,602,700
                                                           ---------     ---------
                                                              (2,300)       71,100
Going Concern (Note 6)
Commitments (Note 7)                                       _________    __________
                                                         $   101,800  $    108,700
                                                         ===========  ============


Approved by the Directors:

---------------------------

---------------------------



- See accompanying notes -

                                                                    Exhibit "B"
                                ROYCE BIOMEDICAL INC.
                            Statement of Loss and Deficit
                          For the Year Ended June 30, 2003
                                    (US Dollars)


                                                              2003         2002

Other Income:
   Interest                                           $        --    $    5,000
                                                      -----------    ----------
Expenses:
   Consulting fees                                             --         2,600
   Office and sundry                                        6,100        46,500
   Professional fees                                       32,600        21,600
   Rent                                                     1,300         3,900
   Stock transfer agents' fees                              1,400         1,600
   Telephone                                                  700           800
   Travel and promotion                                       600           800
   Wages and benefits                                      30,700        32,600
                                                           ------        ------
                                                           73,400       110,400
Net Loss                                                   73,400       105,400
Deficit, beginning                                      2,602,700     2,497,300
                                                        ---------     ---------
Deficit, ending, to Exhibit "A"                        $2,676,100    $2,602,700
                                                       ==========    ==========

Loss per share                                         $     0.01    $     0.02
                                                       ==========    ==========



- See accompanying notes -

                                                                    Exhibit "C"
                                ROYCE BIOMEDICAL INC.
                  Statement of Changes in Shareholders' Deficiency
                          For the Year Ended June 30, 2003
                                    (US Dollars)


                                         Common Shares      Contributed    Accumulated
                                       Shares      Amount     Surplus       Deficit

Balance, June 30, 2002                5,051,683   $16,000    $2,657,800     $2,602,700
Net Loss, per Exhibit "B"                    --        --            --         73,400
                                      ---------   -------    ----------     ----------

Balance, June 30, 2003, to
 Exhibit "A"                          5,051,683   $16,000    $2,657,800     $2,676,100
                                      =========   =======    ==========     ==========





- See accompanying notes -

                                                                    Exhibit "D"
                                ROYCE BIOMEDICAL INC.
                               Statement of Cash Flows
                          For the Year Ended June 30, 2003
                                    (US Dollars)


                                                                2003          2002

Operating Activities:
   Net Loss, per Exhibit "B"                                $(73,400)    $(105,400)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable                8,100        (1,000)
     (Increase) Decrease in prepaid expenses and deposits          -       100,500
     (Increase) Decrease in loan receivable to a director          -        82,900
     Increase (Decrease) in accounts payable and accrued
     liabilities                                              39,500       (36,000)
     Increase (Decrease) in loan payable to a related party   27,000            --
Cash flows from operating activities                           1,200        41,000

Investing Activity:
   Increase in cost of licences                                   --      (100,000)
                                                            --------      ---------
Net Increase (Decrease) in Cash                                1,200       (59,000)
Cash, beginning                                                  100        59,100
                                                           ---------      ---------
Cash, ending                                               $   1,300      $    100
                                                           =========      =========





- See accompanying notes -

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.
                            Notes to Financial Statements
                                    June 30, 2003
                                    (US Dollars)







1. Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

2.  Accounting Policies:

    a) Cash -

        Cash consists of funds in bank accounts and short-term deposits integral to the company's cash management.

    b) Foreign Currency Translation -

        Assets and liabilities of Canadian operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses are converted at the average exchange rate for the year.

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

3.  Financial Instrument:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, and loan payable to a related party are stated at amounts that approximate their book value.

4.  Product Licence Fees:
                                                        2003        2002

    Product licence fees, at cost                   $110,000    $110,000
    Less:  Accumulated amortization                   10,000      10,000
                                                  ---------- -----------
                                                    $100,000    $100,000

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.               Continued
                            Notes to Financial Statements
                                    June 30, 2003
                                    (US Dollars)

4.  Product Licence Fees: (Continued)

    At June 30, 2003, the company has applications in progress for licence renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphlis Test Kits in the People's Republic of China.

5.  Share Capital:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000
            Preferred shares with a par value of $.001 each

                                                Common Shares     Contributed
    Issued and Outstanding -                 # Shares     Amount    Surplus
                                             -------------------   ----

   Balance, June 30, 2003, no change        5,051,683   $16,000  $2,657,800
                                             =========   =======  ==========

    At June 30, 2003, 4,278,655 (2002 - 4,275,989) common shares were restricted from trading.

6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past six years, including $73,400 in the current year and has an accumulated deficit of $2,676,100 at June 30, 2003. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,400. At June 30, 2003, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.               Continued
                            Notes to Financial Statements
                                    June 30, 2003
                                    (US Dollars)

8.  Related Party Transactions:

    The company is related to Xili (USA) Inc. through common ownership.

                                                       2003         2002

    Demand loan payable to a related party          $  27,000     $     -

    This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The balance is non-interest bearing, unsecured and payable on demand and has arisen from funds advances by the related party.

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers, directors and companies controlled by a director of the company.

                                                        2003        2002
    Expenses -
           Wages                                   $  30,700   $  30,200
           Licence fees                              100,000     100,000

    These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9.  Income Taxes:

    The company has net losses for income tax purposes totaling approximately $2,666,300 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                             2003        2002

    Deferred tax asset, beginning                          $897,200    $862,500
    Benefit of current year's operating loss carried
    forward                                                  25,700      34,700
                                                           --------    --------
    Deferred tax asset, ending                              922,900     897,200
                                                           --------    --------
    Valuation allowance, beginning                          897,200     862,500
    Current year's provision                                 25,700      34,700
                                                           --------    --------
    Valuation allowance, ending                             922,900     897,200
                                                           --------    --------
                                                           $     --    $     --
                                                           ========    ========

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.               Continued
                            Notes to Financial Statements
                                    June 30, 2003
                                    (US Dollars)

9.  Income Taxes: (Continued)

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                    2010                         $173,000
                    2011                          599,000
                    2012                          748,000
                    2013                          509,000
                    2014                          163,900
                    2015                          159,600
                    2016                          134,900
                    2017                          105,500
                    2018                           73,400

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of September, 2003.

                                  ROYCE BIOMEDICAL, INC.

                                  By  /s/ Kathy Jiang
                                      -------------------------------------
                                      Kathy Jiang, President and Principal
                                      Financial Officer

    Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Dr. Yan Xiao Wen
Dr. Yan Xiao Wen                    Director             September 26, 2003

/s/ Kathy Jiang
Kathy Jiang                         Director             September 26, 2003