Form 10QSB
period 2003-09-30
ROYCE BIOMEDICAL INC
filed 2003-11-14
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895

                             ROYCE BIOMEDICAL, INC.

                  Nevada                                 98-0206542
      State or other jurisdiction of        (I.R.S.) Employer Identification No.
      incorporation

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

            Yes             X                       No    ________
                  ------------------


As of November 14, 2003 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS
                                 (U.S. Dollars)

                  For the Three Months Ended September 30, 2003

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




                       ---------------------------------

                            REVIEW ENGAGEMENT REPORT


To the Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at September 30, 2003 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the three months then ended. Our review was made in accordance with United States generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.


                                          Cinnamon Jang Willoughby & Company

                                          Chartered Accountants

Burnaby, BC
November 7, 2003

                                                                 Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (unaudited)
                               September 30, 2003
                                  (US Dollars)


                                                      September 30,     June 30,
Assets                                                    2003           2003
                                                          ----           ----
Current:
   Cash                                               $    700        $  1,300
   Accounts receivable                                     400             400
                                                      --------        --------
                                                         1,100           1,700
Product licence fees (Note 4)                           75,000         100,000
                                                      --------        --------
                                                      $ 76,100        $101,700
                                                      ========        ========

Liabilities

Current:
   Accounts payable and accrued liabilities           $ 76,700        $ 77,100
   Loan payable                                         41,900          26,900
                                                      --------        --------
                                                       118,600         104,000
                                                      --------        --------
Shareholders' Equity
Share Capital (Note 5)                                  16,000          16,000
Contributed Surplus (Note 5)                         2,657,800       2,657,800
Deficit, per Exhibit "B"                             2,716,300       2,676,100
                                                      --------        --------
                                                       (42,500)         (2,300)
Going Concern (Note 6)
Commitment (Note 7)
                                                      --------        --------
                                                      $ 76,100        $101,700
                                                      ========        ========

-See accompanying notes-

                                                                   Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                    For the Three Months Ended September 30, 2003
                                  (US Dollars)


                                                     Three Months  Three Months
                                                         Ended       Ended
                                                     September 30, September 30,
                                                         2003          2002
                                                      --------        --------

Sales                                                 $      -       $      -
Cost of Sales                                                -              -
                                                      --------        --------
Gross Margin                                                 -              -
                                                      --------        --------
Expenses:
   Office and sundry                                     1,300          1,400
   Professional fees                                     5,300          8,600
   Rent                                                    400            200
   Stock transfer agents' fees                             500            200
   Telephone                                               100            100
   Travel and promotion                                      -            200
   Wages and benefits                                    7,600          7,600
   Write-down of licences                               25,000              -
                                                      --------        --------
Net Loss                                                40,200         18,300
Deficit, beginning                                   2,676,100      2,602,700
                                                      --------        --------
Deficit, ending, to Exhibit "A"                     $2,716,300     $2,621,000
                                                    ==========     ===========
Loss per share                                      $     0.01     $     0.00
                                                    ==========     ===========

                                                                   Exhibit "C"
                              ROYCE BIOMEDICAL INC.
                Interim Statement of Changes in Shareholders' Equity
                                   (unaudited)
                    For the Three Months Ended September 30, 2003
                                  (US Dollars)


                                      Common Shares     Contributed
                                    Shares      Amount    Surplus    Deficit
                                    ------      ------   ----------  -------

Balance, June 30, 2002             5,051,683   $16,000   $2,657,800 $(2,602,700)
Net Loss, per Exhibit "B"                  -         -            -     (18,300)
                                   ---------   -------   ---------- ------------
Balance, September 30, 2002        5,051,683   $16,000   $2,657,800 $(2,621,000)
                                   =========   =======   ========== ============

Balance, June 30, 2003             5,051,683   $16,000   $2,657,800 $(2,676,100)
Net Loss, per Exhibit "B"                  -         -            -     (40,200)
                                   ---------   -------   ---------- ------------
Balance, September 30, 2003        5,051,683   $16,000   $2,657,800 $(2,716,300)
                                   =========   =======   ========== ============

                                                                Exhibit "D"

                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (unaudited)
                    For the Three Months Ended September 30, 2003
                                  (US Dollars)


                                                    Three Months  Three Months
                                                       Ended         Ended
                                                    September 30,  September 30,
                                                         2003         2002
                                                        -----         -----
Operating Activities:
   Net Loss, per Exhibit "B"                          $(40,200)     $(18,300)
   Adjustment for -
     Write-down of licences                             25,000             -
                                                     ---------     ---------
                                                       (15,200)      (18,300)
   Changes in non-cash working capital -
     (Increase) Decrease in accounts receivable              -          (200)
   Increase (Decrease) in accounts payable and
     accrued liabilities                                  (400)       (4,000)
   Increase (Decrease) in loan payable                  15,000        25,000
                                                     ---------     ---------
Net Increase (Decrease) in Cash                           (600)        2,500
Cash, beginning                                          1,300           100
                                                     ---------     ---------
Cash, ending                                          $    700      $  2,600
                                                     =========     =========

                                                                    Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2003
                                  (US Dollars)


1. Principles of Accounting and General Information:

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 and its results of operations and its cash flows for the three-month period ending September 30, 2003. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended June 30, 2003 included in the Company's annual report on Form 10-KSB.

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

    c) Use of Estimates -

   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from the estimates.

Financial Instrument:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, and loan payable are stated at amounts that approximate their book value.

                                                                   Exhibit "E"
                                ROYCE BIOMEDICAL INC.               Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2003
                                  (US Dollars)

                                                 September 30,    June 30,
4.  Product Licence Fees:                               2003         2003
                                                ------------------------------

    Produce licence fees, at cost                 $110,000      $110,000
    Less:  Accumulated amortization                 35,000        10,000
----------------------------------------------------------------------------
                                                 $  75,000      $100,000
============================================================================

    At September 30, 2003, the Company has applications in progress for license renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China. The cost to date of the new license applications of $100,000 is being amortized on a straight-line basis over the 2004 fiscal year.

5.  Share Capital and Contributed Surplus:

    Authorized -
    100,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

                                                Common  Shares   Contributed
    Issued and Outstanding -                 # Shares     Amount   Surplus
-------------------------------------------------------------------------------

    Balance forward June 30, 2003 and
        September, 2003                      5,051,683   $16,000  $2,657,800
===============================================================================

    At September 30, 2003, 4,278,655 (June 30, 2003 - 4,278,655) common shares were restricted from trading.

6.  Going Concern:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The Company has experienced significant losses over the past five years, including $40,200 in the current period and has an accumulated deficit of $2,716,300 at September 30, 2003. The Company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

    If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

    The Company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the Company being in the early stages of operations, the recoverability of assets on the balance sheet will be dependent on the Company's ability to obtain

                                                                Exhibit "E"
                                ROYCE BIOMEDICAL INC.           Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2003
                                  (US Dollars)

6.  Going Concern (cont'd):

    additional financing and to attain a level of profitable operations from the existing facilities in production and/or the disposition thereof.

7.  Commitment:

    During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As they were not, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $20,347. At September 30, 2003, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the Company had the following transaction with officers and directors of the Company.

                                         Three Months Ended  Three Months Ended
                                            September 30,       September 30,
                                                 2003              2002
-----------------------------------------------------------------------------
    Expense - Wages                             $7,600            $7,600

    This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9.  Income Taxes:

    The Company has net non-capital losses for income tax purposes totalling approximately $2,706,600 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

                                                    September 30,   June 30,
                                                         2003
        2003
-----------------------------------------------------------------------------
    Deferred tax asset, beginning                     $922,900      $897,200
    Benefit of current year's operating loss carried forward14,000    25,700
-----------------------------------------------------------------------------
    Deferred tax asset, ending                         936,900       922,900
    Valuation allowance, beginning                     922,900       897,200
    Current year's provision                            14,000        25,700
-----------------------------------------------------------------------------
    Valuation allowance, ending                        936,900       922,900
-----------------------------------------------------------------------------
                                                $          -- $           --
=============================================================================

                                                                   Exhibit "E"
                                ROYCE BIOMEDICAL INC.               Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                               September 30, 2003
                                  (US Dollars)


9.  Income Taxes: (Continued)

    As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                    2010                          $173,000
                    2011                           599,000
                    2012                           748,000
                    2013                           509,000
                    2014                           163,900
                    2015                           159,600
                    2016                           135,000
                    2017                           105,500
                    2018                            73,400
                    2019                            40,200

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

    The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Due to continuing losses, the Company needs to obtain additional capital to continue operations.

Item 3. Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by Kathy Jiang, the Company's Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending September 30, 2003.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2003.

Royce Biomedical Inc.



By:   /s/ Kathy Jiang
     Kathy Jiang, President and Principal
     Financial Officer