Form 10QSB
period 2003-12-31
ROYCE BIOMEDICAL INC
filed 2004-02-17
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895

                             ROYCE BIOMEDICAL, INC.

          Nevada                                        98-0206542
----------------------------                 --------------------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
     of incorporation

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                       ----------------------------------
                     Address of principal executive offices


                                 (604) 267-7080
                       ----------------------------------
               Registrant's telephone number, including area code

                                       N/A
                       ----------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes        X                     No
                  -----------                    -----------



   As of February 14, 2004 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                   For the Six Months Ended December 31, 2003

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




                       ---------------------------------

                           REVIEW ENGAGEMENT REPORT


To the Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at December 31, 2003 and the interim statements of loss and deficit, changes in shareholders' equity and cash flows for the six months then ended. Our review was made in accordance with United States generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.
      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.
      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.


                                          "Cinnamon Jang Willoughby & Company"

                                          Chartered Accountants

Burnaby, BC
February 12, 2004

                                                                   Exhibit "A"

                                ROYCE BIOMEDICAL INC.
                                Interim Balance Sheet
                                     (unaudited)
                                  December 31, 2003
                                    (US Dollars)


                                   December 31,     December 31,     June 30,
                                      2003             2002            2003
                                  ------------      ------------    -----------
Assets                            (unaudited)       (unaudited)      (audited)

Current:
   Cash                         $       1,004       $    1,738      $   1,309
   Accounts receivable                    104            8,410            446
                                -------------       ----------      ---------

                                        1,108           10,148          1,755
Product licence fees (Note 4)          50,000          100,000        100,000
                                -------------       ----------      ---------

                                $      51,108       $  110,148     $  101,755
                                =============       ==========     ==========

Liabilities
Current:
   Accounts payable and accrued
     liabilities                $      85,727       $   50,851     $   77,108
   Loan payable to a related
     party                             46,923           25,000         26,924
                                -------------       ----------     ----------
                                      132,650           75,851        104,032
                                -------------       ----------     ----------

Shareholders' Deficiency
Share Capital (Note 5)                 15,983           15,983         15,983
Contributed Surplus (Note 5)        2,657,827        2,657,827      2,657,827
Deficit, per Exhibit "B"            2,755,352        2,639,513      2,676,087
                                    ---------        ---------      ---------
                                      (81,542)          34,297         (2,277)
Future Operations (Note 6)
Commitments (Note 7)                _________        _________      _________
                                 $     51,108       $  110,148     $  101,755
                                 ============       ==========     ==========






- See accompanying notes -

                                                                Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                     For the Six Months Ended December 31, 2003
                                  (US Dollars)

                               Three Months   Three Months   Six Months      Six Months
                                  Ended          Ended         Ended           Ended
                               December 31,   December 31,   December 31,   December 31,
                                   2003           2002          2003           2002
                          ---------------------------------------------------------------
                              (unaudited)                  (unaudited)

Sales                         $        -             -       $       -      $       -
Cost of sales                          -             -               -              -
                         ------------------------------------------------------------
Gross Income                           -             -               -              -
                         ------------------------------------------------------------
Expenses:
   Office and sundry               1,263         1,735          2,524           3,133
   Professional fees               4,355         7,550          9,621          16,105
   Rent                              416           358            816             594
   Stock transfer agents' fees       247           696            807             850
   Telephone                          60            91            146             198
   Travel and promotion                -           437              -             590
   Wages and benefits              7,676         7,675         15,352          15,353
   Write-down of licences         25,000             -         50,000               -
                                  ------       -------         ------          ------
                                  39,017        18,542         79,266          36,823
                                  ------        ------         ------          ------

Net Loss                          39,017        18,542         79,266          36,823
Deficit, beginning             2,716,335     2,620,971      2,676,086       2,602,690
                               ---------     ---------      ---------       ---------

Deficit, ending, to Exhibit
   "A"                        $2,755,352    $2,639,513     $2,755,352      $2,639,513
                              ==========    ==========     ==========      ==========

Loss per share                $     0.01    $     0.00     $     0.02      $     0.01
                              ==========    ==========     ==========      ==========



- See accompanying notes -

                                                                   Exhibit "C"

                              ROYCE BIOMEDICAL INC.
              Interim Statement of Changes in Shareholders' Equity
                                   (unaudited)
                   For the Six Months Ended December 31, 2003
                                  (US Dollars)

                                       Common Shares      Contributed
                                   Shares       Amount     Surplus      Deficit
                                 ---------    --------    -----------  --------

Balance, June 30, 2002           5,051,683     $15,983    $2,657,827  $2,602,690
Net Loss, per Exhibit "B"                -           -             -      36,823
                                 ----------    -------    ----------  ----------

Balance, December 31, 2002       5,051,683     $15,983    $2,657,827  $2,639,513
                                 =========     =======    ==========  ==========


Balance, June 30, 2003           5,051,683     $15,983    $2,657,827  $2,676,086
Net Loss, per Exhibit "B"                -           -             -      79,266
                                ----------     -------    ----------  ----------

Balance, December 31, 2003,
    to Exhibit "A"               5,051,683    $ 15,983    $2,657,827  $2,755,352
                                 =========    ========    ==========  ==========



- See accompanying notes -

                                                                    Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (unaudited)
                   For the Six Months Ended December 31, 2003
                                  (US Dollars)


                                 Three Months    Three Months    Six Months      Six Months
                                    Ended           Ended          Ended           Ended
                                 December 31,    December 31,   December 31,     December 31,
                                     2003           2002            2003           2002
                               ---------------------------------------------------------------
                                (unaudited)                     (unaudited)
Operating Activities:
  Net Loss, per Exhibit "B"        $(39,017)       $(18,542)      $(79,266)      $(36,823)
   Adjustment -
     Amortization                    25,000               -         50,000              -
                                 ----------        ---------      ---------      --------
                                    (14,017)        (18,542)       (29,266)       (36,823)
Changes in non-cash working
 capital - (Increase) Decrease
  in accounts receivable                380             341            342            158
   Increase (Decrease) in accounts
     payable and accrued liabilities  9,012          17,279          8,619         13,257
   Increase (Decrease) in loan
     payable to a related party       5,000               -         20,000         25,000
                                  ---------         -------       --------       --------
Cash flows from (used in)
  operating  activities                 375            (922)          (305)         1,592
                                  ---------         -------       --------       --------
Net Increase (Decrease) in
   Cash                                 375            (922)          (305)         1,592
Cash, beginning                         629           2,660          1,309            146
                                  ---------         -------       --------       --------

Cash, ending                      $   1,004       $   1,738      $   1,004      $   1,738
                                  =========       =========      =========      =========



- See accompanying notes -

                                                                     Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2003
                                  (US Dollars)


1. Principles of Accounting and General Information:

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

2.  Accounting Policies:

    a) Cash -

        Cash consists of cash and funds in bank accounts integral to the company's cash management.

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

    c) Income Taxes -

           The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, and measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse. Future income tax arise from recognizing the benefit from tax losses carried forward. To the extent that the benefit of the tax loss carried forward is more likely than not to be realized, a valuation allowance is provided.

    d) Use of Estimates -

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

                                                                  Exhibit "E"
                                                                    Continued
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2003
                                  (US Dollars)


3.  Financial Instrument:

    Fair Values -

    Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, and loan payable to a related party are stated at amounts that approximate their book value.

                                                    December 31,    June 30,
4.  Product Licence Fees:                               2003          2003
                                                    ------------    --------
                                                    (unaudited)    (audited)

    Produce licence fees, at cost                    $110,000      $110,000
    Less:  Accumulated amortization                    60,000        10,000
                                                   ----------    ----------
                                                    $  50,000      $100,000
                                                    =========      ========

    At December 31, 2003, the company has applications in progress for license renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China.

5.  Share Capital:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000
            Preferred shares with a par value of $.001 each

                                                Common Shares       Contributed
    Issued and Outstanding -                 # Shares     Amount      Surplus
                                             --------     ------    ----------
    Balance, at June 30, 2003 and
     December 31, 2003                      5,051,683    $15,983    $2,657,827
                                            =========    =======    ==========

    At December 31, 2003, 4,278,655 (June 30, 2003 - 4,278,655) common shares were restricted from trading.

6.  Future Operations:

    While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past nine years, including $79,266 in the current period and has an accumulated deficit of $2,755,352 at December 31, 2003. The Compan's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

    If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

                                                                     Exhibit "E"
                                                                       Continued
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2003
                                  (US Dollars)


    The company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the company being in the early stages of operations, the

6.  Future Operations (Continued):

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

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At December 31, 2003, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors of the company.

                                                 Six Months       Year Ended
                                                   Ended             Ended
                                                December 31,       June 30,
                                                    2003              2003
                                                -----------       ------------
                                                (unaudited)        (audited)
Expenses -
     Wages                                      $ 15,352           $ 30,704
                                                ========           =========

   These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9. Income Taxes:

   The company has accumulated net losses for income tax purposes totaling approximately $2,671,825 which, may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's deferred tax balances are as follows:

                                                                     Exhibit "E"
                                                                       Continued
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                December 31, 2003
                                  (US Dollars)


9.  Income Taxes: (Continued)

                                                     December 31,    June 30,
                                                        2003           2003
                                                     ------------    ---------
                                                     (unaudited)     (audited)


   Deferred tax asset, beginning                      $922,900       $897,200
   Benefit of current year's operating loss
    carried forward                                     27,591         25,700
                                                      --------       --------

   Deferred tax asset, ending                          950,491        922,900
                                                      --------       --------

   Valuation allowance, beginning                      922,900        897,200
   Current year's provision                             27,591         25,700
                                                      --------        -------

   Valuation allowance, ending                         950,491        922,900
                                                      --------        -------
                                                      $      -       $      -
                                                      ========       ========

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                  2010                     $173,000
                  2011                      599,000
                  2012                      748,000
                  2013                      508,976
                  2014                      163,944
                  2015                      159,585
                  2016                      134,989
                  2017                      105,500
                  2018                       78,831

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

Item 3. CONTROLS AND PR0CEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Kathy Jiang, the Company's Chief Executive and Financial Officer, as of December 31, 2003 such officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended December 31, 2003 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending December 31, 2003.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2004.

                                      Royce Biomedical Inc.



                                      By: /s/ Kathy Jiang
                                          -----------------------------
                                          Kathy Jiang, President and Principal
                                          Financial Officer