Form 10QSB
period 2004-03-31
ROYCE BIOMEDICAL INC
filed 2004-06-04
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2004

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-29895

                             ROYCE BIOMEDICAL, INC.

          Nevada                                      98-0206542
--------------------------------            -----------------------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
    of incorporation

                             Royce Biomedical, Inc.
                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                     --------------------------------------
                     Address of principal executive offices

                                 (604) 267-7080
                   -----------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                      ------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes           X                     No
                  ------------------               -------------------



      As of June 1, 2004 the Company had 5,051,683 outstanding shares of common stock.

                              ROYCE BIOMEDICAL INC.

                                  Vancouver, BC

                          INTERIM FINANCIAL STATEMENTS

                    For the Nine Months Ended March 31, 2004

                             ROYCE BIOMEDICAL INC.
                     INDEX TO INTERIM FINANCIAL STATEMENTS



Review Engagement Report
Interim Balance Sheet                                             Exhibit "A"
Interim Statement of Loss and Deficit                             Exhibit "B"
Interim Statement of Changes in Shareholders' Deficiency          Exhibit "C"
Interim Statement of Cash Flows                                   Exhibit "D"
Notes to Interim Financial Statements                             Exhibit "E"




                       ---------------------------------

                           REVIEW ENGAGEMENT REPORT


To the Directors of Royce Biomedical Inc.:

      We have reviewed the interim balance sheet of Royce Biomedical Inc. as at March 31, 2004 and the interim statements of loss and deficit, changes in shareholders' deficiency, and cash flows for the nine months then ended. Our review was made in accordance with United States generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.
      A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.
      Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.




                                          Chartered Accountants

Burnaby, BC
May 17, 2004

                                                                   Exhibit "A"
                              ROYCE BIOMEDICAL INC.
                              Interim Balance Sheet
                                   (unaudited)
                                 March 31, 2004
                                  (US Dollars)



                                        March 31,     March 31,      June 30,
Assets                                   2004           2003          2003
-------------------------------------------------------------------------------
Current:
   Cash                               $  1,597        $ 2,403       $ 1,309
   Accounts receivable                     145          8,472           446
                                      --------        -------        ------
                                         1,742         10,875         1,755
Product license fees (Note 4)           25,000        100,000       100,000
                                      --------        -------       -------
                                      $ 26,742       $110,875      $101,755
                                      ========       ========      ========

Liabilities
------------------------------------------------------------------------------
Current:
   Accounts payable and accrued
      liabilities                     $ 90,527       $ 58,389      $ 77,109
   Loan payable                         56,723         35,000        26,923
                                      --------       --------      --------
                                       147,250         93,389       104,032
                                      --------       --------      --------


Shareholders' Deficiency
------------------------------------------------------------------------------
Share Capital (Note 5)                  15,983         15,983        15,983
Contributed Surplus (Note 5)         2,657,827      2,657,827     2,657,827
Deficit, per Exhibit "B"             2,794,318      2,656,324     2,676,087
                                     ---------      ---------     ---------
                                      (120,508)        17,486        (2,277)
Future Operations (Note 6)
Commitments   (Note 7)
-------------------------------------------------------------------------------
                                    $   26,742     $  110,875    $  101,755








- See accompanying notes -

                                                                   Exhibit "B"
                              ROYCE BIOMEDICAL INC.
                      Interim Statement of Loss and Deficit
                                   (unaudited)
                    For the Nine Months Ended March 31, 2004
                                  (US Dollars)


                                 Three        Three        Nine         Nine
                                 Months       Months      Months       Months
                                 Ended        Ended       Ended        Ended
                                March 31,    March 31,   March 31,    March 31,
                                  2004         2003       2004          2003
-------------------------------------------------------------------------------
Sales                         $       -      $      -     $     -     $      -
Cost of sales                         -             -           -            -
                              ---------      --------     -------     --------
Gross Income                          -             -           -            -
                              ---------      --------     -------     --------
Expenses:
   Amortization of licenses      25,000            -       75,000            -
   Office and sundry                645        1,107        3,168        4,240
   Professional fees              4,710        7,152       14,331       23,257
   Rent                             418          367        1,233          961
   Stock transfer agents' fees      427          106        1,234          956
   Telephone                         90          402          236          600
   Travel and promotion               -            -            -          590
   Wages and benefits             7,676        7,676       23,029       23,029
                              ---------      --------     -------     --------
                                 38,966       16,810      118,231       53,633
                              ---------      --------     -------     --------
Net Loss                         38,966       16,810      118,231       53,633
Deficit, beginning            2,755,352    2,639,514    2,676,087    2,602,691
                              ---------      --------   ---------    ---------
Deficit, ending, to
   Exhibit "A"               $2,794,318   $2,656,324   $2,794,318   $2,656,324
                             ==========   ===========  ==========   ==========

Loss per share               $     0.01   $     0.00   $     0.02   $     0.01
                             ==========   ===========  ==========   ==========












- See accompanying notes -

                                                                  Exhibit "C"
                              ROYCE BIOMEDICAL INC.
            Interim Statement of Changes in Shareholders' Deficiency
                                   (unaudited)
                    For the Nine Months Ended March 31, 2004
                                  (US Dollars)



                                     Common Shares       Contributed
                                 # of Shares     Amount    Surplus      Deficit
-------------------------------------------------------------------------------
Balance, June 30, 2002           5,051,683     $15,983   $2,657,827  $2,602,691
Net Loss, per Exhibit "B"                -           -            -      53,633
                                 ---------     -------   ----------  ----------
Balance, March 31, 2003          5,051,683     $15,983   $2,657,827  $2,656,324
                                 ---------     -------   ----------  ----------

Balance, June 30, 2003           5,051,683     $15,983   $2,657,827  $2,676,087
Net Loss, per Exhibit "B"                -           -            -     118,231
                                 ---------     -------   ----------  ----------
Balance, March 31, 2004, to
  Exhibit  "A"                   5,051,683     $15,983   $2,657,827  $2,794,318
                                 =========     =======   ==========  ==========





























- See accompanying notes -

                                                                   Exhibit "D"
                              ROYCE BIOMEDICAL INC.
                         Interim Statement of Cash Flows
                                   (unaudited)
                    For the Nine Months Ended March 31, 2004
                                  (US Dollars)


                                 Three        Three        Nine         Nine
                                 Months       Months      Months       Months
                                 Ended        Ended       Ended        Ended
                                March 31,    March 31,   March 31,     March 31,
                                  2004         2003       2004          2003
-------------------------------------------------------------------------------
Operating Activities:
  Net Loss, per Exhibit "B"     $(38,966)   $(16,810)   $(118,231)   $(53,633)
   Adjustment for -
   Amortization of licenses       25,000           -       75,000           -
                                --------    --------    ---------    --------
                                 (13,966)    (16,810)     (43,231)    (53,633)
 Changes in non-cash working
  capital - (Increase) Decrease
  in accounts receivable             (41)        (62)         301          96
 Increase (Decrease) in accounts
  payable and accrued liabilities  4,801       7,537       13,418      20,794
 Increase (Decrease) in loan
  payable                          9,800      10,000       29,800      35,000
                                --------    --------    ---------    --------
Cash flows from operating
   activities                        594         665          288       2,257
                                --------    --------    ---------    --------
Net Increase in Cash                 594         665          288       2,257
Cash, beginning                    1,003       1,738        1,309         146
                                --------    --------    ---------    --------
Cash, ending                    $  1,597    $  2,403    $   1,597    $  2,403
                                ========    ========    =========    ========


















- See accompanying notes -

                                                                   Exhibit "E"
                              ROYCE BIOMEDICAL INC.
                      Notes to Interim Financial Statements
                                   (unaudited)
                                 March 31, 2004
                                  (US Dollars)


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

    c) Use of Estimates -

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying disclosures. Although these estimates are based on management=s best knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

3.  Financial Instrument:

    Fair Values -

   Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, and loan payable are stated at amounts that approximate their book value.

                                                       March 31,    June 30,
4.  Product Licence Fees:                                2004        2003
                                                      ----------    --------
    Produce licence fees, at cost                     $ 110,000    $110,000
    Less:  Accumulated amortization                      85,000      10,000
                                                      ---------    --------
                                                      $  25,000    $100,000
                                                      =========    ========

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                 Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                 March 31, 2004
                                  (US Dollars)


4.  Product Licence Fees: (Continued)

    At March 31, 2003, the company has applications in progress for licence renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China. The company has expended $100,000 towards these applications and renewals. This amount will be amortized over the useful life of the permits when received.

5.  Share Capital:

    Authorized -
        100,000,000 Common shares with a par value of $.001 each 5,000,000 Preferred shares with a par value of $.001 each

                                                Common Shares      Contributed
    Issued and Outstanding -                 # Shares     Amount     Surplus
                                             --------     ------   -----------
    Balance, at June 30, 2003 and
      March 31, 2004                        5,051,683    $15,983   $2,657,827
                                            =========    =======   ==========

    At March 31, 2004, 4,275,989 (June 30, 2003 - 4,275,989) common shares were restricted from trading.


Future Operations:

    While the interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

    The company has experienced significant losses over the past ten years, including $118,231 in the current period and has an accumulated deficit of $2,794,318 at March 31, 2004. The company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

    If the going concern assumption was not appropriate for these interim financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

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

                                                                   Exhibit "E"
                             ROYCE BIOMEDICAL INC.                 Continued
                     Notes to Interim Financial Statements
                                  (unaudited)
                                March 31, 2004
                                 (US Dollars)

7.  Commitments:

    During the year ended June 30, 1997, the company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The company is required to refund an amount of $20,347. At March 31, 2004, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

8.  Related Party Transactions:

    In addition to the transactions described elsewhere in the financial statements, the company had the following transaction with officers and directors of the company.

                                                Three Months      Three Months
                                                   Ended             Ended
                                                  March 31,        March 31,
                                                    2004              2003
                                                ------------      -----------
   Expense -Wages                                  $23,029         $23,029
                                                   =======         =======

   This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to between the parties.

9. Income Taxes:

   The company has accumulated net non-capital losses for income tax purposes totaling approximately $2,707,594 which, may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company=s deferred tax balances are as follows:

                                                         March 31,    June 30,
                                                           2004         2003
                                                        ----------    --------
   Deferred tax asset, beginning                        $ 922,900    $ 897,200
   Benefit of current period's operating loss
      carried forward                                      41,200       18,700
                                                        ---------    ---------
   Deferred tax asset, ending                             964,100      915,900
                                                        ---------    ---------
   Valuation allowance, beginning                         922,900      897,200
   Current period's provision                              41,200       18,700
                                                        ---------    ---------
   Valuation allowance, ending                            964,100      915,900
                                                        ---------    ---------
                                                        $       -    $       -
                                                        =========    =========

                                                                    Exhibit "E"
                                ROYCE BIOMEDICAL INC.                Continued
                      Notes to Interim Financial Statements
                                   (unaudited)
                                 March 31, 2004
                                  (US Dollars)


9.  Income Taxes: (Continued)

    As the company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expire as follows:

                  2010                        $173,000
                  2011                         599,000
                  2012                         748,000
                  2013                         508,976
                  2014                         163,944
                  2015                         159,585
                  2016                         134,989
                  2017                         105,500
                  2018                          73,400
                  2019                          41,200

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

Item 3. Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by Kathy Jiang, the Company's Chief Executive and Financial Officer, as of March 31, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended March 31, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2004.

                                        Royce Biomedical Inc.



                                        By: /s/ Kathy Jiang
                                            ------------------------------
                                            Kathy Jiang, President and Principal
                                            Financial Officer