Form 10KSB
period 2004-06-30
ROYCE BIOMEDICAL INC
filed 2004-09-30
CIK 947011

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-29895

ROYCE BIOMEDICAL, INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	98-0206542 (IRS Employer Identification No.)

1100 - 1200 West 73rd Avenue
Vancouver, British Columbia
Canada
V6P 6G5
(Address of principal executive offices, including zip code)

(604) 267-7080
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues during the year ended June 30, 2004 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,429,461 shares) based upon the closing price, average bid and asked prices of the Company's common stock on September 15, 2004 was approximately $78,620.36.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 15, 2004, - 5,051,683 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Royce Biomedical, Inc. (the "Company") was incorporated in Nevada on March 22, l995. The Company is a public company listed on the OTC Bulletin Board. The trading symbol is RYBO. The Company's executive offices are located at 1100-1200 West 73rd Avenue, Vancouver, British Columbia, V6P 6G5 CANADA. The Company's telephone number is (604) 267-7080 and its facsimile number (604) 267-7078. The Company has a Sales Office in Beijing, the People's Republic of China.

Introduction

Health care around the world is divided into two segments, diagnosis and treatment. This segmentation has given rise to two separate markets: the pharmaceutical market for treatment and the medical diagnostic testing devices market for diagnosis. The market demand for rapid tests is huge. It is reported that 36 million people around the world are infected with AIDS virus. Sexually transmitted diseases such as Syphilis and HBV are on the rise. Although not as life threatening, early detection of non-sexually transmitted diseases such as H. Pylori can reduce the development risk of cancer.

The Company is a distributor of immunodiagnostic test products. The Company plans to manufacture and assemble diagnostic test kits in China.

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

Xili Pharmaceutical Group, Inc., through its subsidiary XiLi USA, Inc., owns 40% of the share interests of the Company. Xili has a large sales force in China that services the medical purchasing needs of clinics, laboratories, hospitals, and consumers. Operating in more than 60 cities, Xili has strong working relationships with over 2000 hospitals in China. It also has close working relationship with the Chinese Medical Association, several of the largest drug store chains and a number of test kit distributors in China. Xili is controlled by Dr. Yan Xiao Wen, who is also the Chairman of the Company's Board of Directors.

The Company's Current Position in China

The Company has spent the last four years working with Chinese regulatory authorities to obtain the necessary approvals for various products. The Company is currently holding discussions with Chinese regulatory authorities to obtain approval to distribute HIV and Syphilis test kits.

Potential Market for the Company Products

The Company, through its own research, has identified H. Pylori, HIV, Tuberculosis and Syphilis as the initial diagnostic test kits which it plans to manufacture and distribute in China. The following is a summery of each market.

Non Sexually Transmitted Diseases - Reports indicate that H. Pylori has infected over 780 million people in China. H. Pylori infection is the main cause of chronic gastritis (60% detectable rate in China), chronic active gastritis (over 90%), duodenal ulcer (95%), and gastric ulcer (80%). Studies show that H. Pylori is a major cause for stomach cancer. The early treatment of H. Pylori infection can reduce the need for invasive endoscopy and long-term traditional therapy associated with duodenal and gastric ulcers, as well as antral gastritis. H. Pylori is an easily curable illness, but early detection is vital for treatment since the symptoms at early stages are not very obvious.

Sexually Transmitted Diseases - AIDS has been identified by the Chinese government as a major threat to the public health in China. According to official statistics, over 850,000 people are HIV positive. This number is estimated to grow by 30% annually. The Chinese government is taking measures to prevent AIDS from becoming an epidemic.

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

Regulation

Foreign Regulations. The Company will attempt to acquire the rights and licenses necessary to distribute diagnostic test kits in China. Although the process to secure a license is relatively expensive and time consuming, the Company believes that having Xili as a partner in China will assist the Company in future dealings with Chinese regulatory agencies. There is no assurance however that the Company will be successful in obtaining licenses for the sale of diagnostic testing kits in China.

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

Regulation in the People's Republic of China. The sale of medical devices are regulated by the State Food & Drug Administration of the People's Republic of China (SFDA). SFDA exercises significant regulatory control over the manufacture of medical devices.

Before a medical device can be marketed in China, approval of the SFDA must be obtained. In the case of SFDA, testing programs are typically required in order to establish product safety and efficacy.

SFDA regulations pertain not only to medical devices, but also to the processes and facilities used to manufacture such products. Among the conditions for marketing products cleared by the SFDA is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the SFDA's Good Manufacturing Practice ("GMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. GMP regulations require adherence to strict quality control procedures, including documentation of all aspects of the manufacturing process, to demonstrate that products are made by a "controlled" process that ensures consistency and reliability of the end product. Significant changes to the manufacturing process require notification to the SFDA, and all changes require documentation. The SFDA has the right to conduct inspections of the manufacturing facility at any time at its discretion. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive SFDA approval for the other entity's participation in the manufacturing process. Manufacturing establishments in China are subject to inspections by the SFDA and by other government agencies and must comply with "GMP" as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Stock Splits

All information in this registration statement has been adjusted to reflect a five-for-one reverse split of the Company's common stock which was effective May 11, 1998 and a three-for-one reverse split of the Company's common stock which was effective May 30, 1999.

Employees

As of September 15, 2004, the Company did not have any full-time employees. The Company plans to hire employees as may be required by the level of the Company's operations.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

Other than the lawsuit filed in the Supreme Court of British Columbia on November 6, 2002 by the Company against Ken Papas, a former director of the Company for $80,000 owing to the Company, the Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of September 15, 2004, there were approximately 365 record owners of the Company's Common Stock. The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "RYBO". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The share prices shown in the table have been adjusted to reflect a five-one reverse stock effective May 11, 1998 and a three-for-one reverse stock split effective May 30, 1999.

Quarter Ending	High	Low
9/30/01	$0.04	$0.04
12/31/01	$0.04	$0.02
3/31/02	$0.03	$0.02
6/30/02	$0.03	$0.02
9/30/02	$0.02	$0.02
12/31/02	$0.02	$0.02
3/31/03	$0.02	$0.02
6/30/03	$0.15	$0.02
09/30/03	$0.18	$0.05
12/31/03	$0.15	$0.05
03/31/04	$0.12	$0.12
06/30/04	$0.35	$0.11

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the year ended June 30, 2004 the Company had a net loss of $(161,700). During this same period the Company's operations generated $700 in cash, primarily as the result of a short term loan from a related party. The Company satisfied its cash needs during this period through advances from a related party.

During the year ended June 30, 2003 the Company had a net loss of $(73,400). During this same period the Company's operations generated $1,200 in cash, primarily as the result of a short term loan from a related party. The Company satisfied its cash needs during that period through a related party loan and accounts payable.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of cash flow. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending June 30, 2005 the Company will need approximately $5,000,000 in additional capital for acquisition of a subsidiary of Xili that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. The Company will have to raise required funds through private placements or public offerings.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ROYCE BIOMEDICAL INC.

Vancouver, BC

FINANCIAL STATEMENTS

For the Year Ended June 30, 2004

ROYCE BIOMEDICAL

INDEX TO FINANCIAL STATEMENTS

Auditors' Report

Balance Sheets Exhibit "A"

Statements of Loss and Deficit Exhibit "B"

Statements of Changes in Stockholders' Deficiency Exhibit "C"

Statements of Cash Flows Exhibit "D"

Notes to Financial Statements Exhibit "E"

D E V I S S E R G R A Y

CHARTERED ACCOUNTANTS

401 - 905 West Pender Street

Vancouver, BC Canada

V6C 1L6

Tel: (604) 687-5447

Fax: (604) 687-6737

AUDITORS' REPORT

To the Stockholders of Royce Biomedical Inc.,

We have audited the balance sheet of Royce Biomedical Inc. as at June 30, 2004 and the statements of operations and deficit, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise funds via equity financing and the issuance of debt instruments to related parties. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at and for the year ended June 30, 2003 were audited by other auditors who expressed an opinion without reservation on those financial statements in their report to the stockholders dated September 23, 2003.

"De Visser Gray"

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 22, 2004

Exhibit "A"

ROYCE BIOMEDICAL INC.

Balance Sheets

As at June 30,

(US Dollars)

Assets	2004	2003
Current:
Cash	$ 2,000	$ 1,300
Accounts receivable	200	400
	2,200	1,700
Product licence fees (Note 4)	-	100,000
	$ 2,200	$ 101,700

Liabilities
Current
Accounts payable and accrued liabilities	$ 99,300	$ 77,100
Loan payable to a related party (Note 7)	66,900	26,900
	166,200	104,000

Stockholders' Deficiency
Share capital (Note 5)	16,000	16,000
Additional paid-in capital (Note 5)	2,657,800	2,657,800
Deficit, per Exhibit "B"	(2,837,800)	(2,676,100)
	(164,000)	(2,300)
Going concern (Note 1)
Commitment (Note 6)
	$ 2,200	$ 101,700

Approved on behalf of the Board of Directors:

"Kathy Jiang"

"Yan Xiao Wen"

- See accompanying notes -

Exhibit "B"

ROYCE BIOMEDICAL INC.

Statements of Operations and Deficit

For the Years Ended June 30,

(US Dollars)

	2004	2003
Expenses:
Amortization	$ 100,000	$ -)
Office and sundry	6,400)	6,700)
Professional fees	21,200)	32,600)
Rent	1,600)	1,300)
Stock transfer agent fees	1,500)	1,400)
Telephone	300)	700)
Wages and benefits	30,700)	30,700)
	161,700)	73,400)
Net loss	(161,700)	(73,400)
Deficit, beginning	(2,676,100)	(2,602,700)
Deficit, ending, to Exhibit "A"	$ (2,837,800)	$ (2,676,100)
Loss per share	$ (0.03)	$ (0.01)

- See accompanying notes -

Exhibit "C"

ROYCE BIOMEDICAL INC.

Statement of Changes in Stockholders' Deficiency

For the Year Ended June 30, 2004

(US Dollars)

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2003	5,051,683	$ 16,000	$ 2,657,800	$ (2,676,100)
Net loss, per Exhibit "B"	-	-	-	(161,700)
Balance, June 30, 2004, to Exhibit "A"	5,051,683	$ 16,000	$ 2,657,800	$ (2,837,800)

- See accompanying notes -

Exhibit "D"

ROYCE BIOMEDICAL INC.

Statements of Cash Flows

For the Years Ended June 30,

(US Dollars)

	2004	2003
Operating Activities:
Net loss, per Exhibit "B"	$ (161,700)	$ (73,400)
Adjustment for non-cash item:
Amortization	100,000	-
	(61,700)	(73,400)
Changes in non-cash working capital -
Decrease in accounts receivable	200	8,100
Increase in accounts payable and accrued liabilities	22,200	39,600
	(39,300)	(25,700)
Financing Activity:
Advance of related party debt	40,000	26,900

Net increase in cash	700	1,200
Cash, beginning	1,300	100
Cash, ending	$ 2,000	$ 1,300

- See accompanying notes -

Exhibit "E"

ROYCE BIOMEDICAL INC.

Notes to Financial Statements

June 30, 2004

(US Dollars)

1. BASIS OF PRESENTATION AND GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company was incorporated on March 22, 1995 under the jurisdiction of the State of Nevada.

While the financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the Company's ongoing capacity to realize its assets and discharge its liabilities in the normal course of business; however, the occurrence of significant losses to date raises substantial doubt upon the validity of this assumption.

The Company has experienced significant losses over the past five years, including $161,700 in the current year, and has an accumulated deficit of $2,837,800 at June 30, 2004. The Company's continued existence as a going concern is dependent upon its ability to continue to obtain adequate financing arrangements and to achieve and maintain profitable operations.

The Company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the Company being in the early stages of operations, the recoverability of assets on the balance sheet will be dependent on the Company's ability to obtain additional financing and to attain a level of profitable operations from the existing facilities production and/or the disposition thereof.

If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

2. ACCOUNTING POLICIES

  Cash

Cash consists of cash, funds in bank accounts, and short-term deposits.

  Foreign Currency Translation

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

  Use of Estimates

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

Exhibit "E"

ROYCE BIOMEDICAL INC. Continued

Notes to Financial Statements

June 30, 2004

(US Dollars)

2. ACCOUNTING POLICIES (continued)

  Future Income Taxes

Future income taxes are recorded using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment of the change. When the future realization of income tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken and no net asset is recognized.

3. FINANCIAL INSTRUMENT

  Fair Values

Unless otherwise noted, cash, accounts receivable, accounts payable and accrued liabilities, and loan payable to a related party are stated at amounts that approximate their book value.

  PRODUCT LICENCE FEES

	2004	2003
Product licence fees, at cost	$ 110,000	$ 110,000
Less: Accumulated amortization	(110,000)	(10,000)
	$ -	$ 100,000

At June 30, 2003, the Company had applications in progress for licence renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China. At June 30, 2004 the licences had not been granted to the company and accordingly the residual carrying cost of the licences was amortized in full during the current year.

5. SHARE CAPITAL

Authorized

100,000,000 Common shares with par value $0.001 each

5,000,000 Preferred shares with par value $0.001 each

	Common Shares		Additional Paid-in Capital
Issued and Outstanding	# Shares	Amount
Balance, June 30, 2004, no change	5,051,683	$ 16,000	$ 2,657,800

At June 30, 2004, 4,278,655 (2003 - 4,278,655) common shares were restricted from trading.

Exhibit "E"

ROYCE BIOMEDICAL INC. Continued

Notes to Financial Statements

June 30, 2004

(US Dollars)

6. COMMITMENT

During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at $1.42 ($2.00 Canadian). Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire purchase price. Requests from stockholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $20,357. At June 30, 2004, these amounts have not been repaid and are included in accounts payable and accrued liabilities.

7. RELATED PARTY TRANSACTIONS

	2004	2003
Demand loan payable	$ 66,900	$ 26,900

This loan is payable to Xili Pharmaceutical (Beijing) Ltd., a private company under common control with Xili (USA) Inc., which owns 40% of the Company's outstanding common stock. The balance is non-interest bearing, unsecured and payable on demand and has arisen from funds advanced by the related party.

In addition to the transactions described elsewhere in the financial statements, the Company had the following transaction with officers and directors:

	2004	2003
Wages paid or accrued	$ 30,700	$ 30,700

At June 30, 2004, the balance of accounts payable and accrued liabilities is inclusive of $53,700 owing to an officer and director for unpaid wages.

These transactions are in the normal course of operations and are measured at their fair value as determined by management.

8. INCOME TAXES

The Company has net losses for income tax purposes totaling approximately $2,828,000 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for.

Exhibit "E"

ROYCE BIOMEDICAL INC. Continued

Notes to Financial Statements

June 30, 2004

(US Dollars)

8. INCOME TAXES (continued)

The Company's deferred tax balances are as follows:

	2004	2003
Deferred tax asset, beginning	$ 922,900	$ 897,200
Benefit of current year's operating loss carried forward	55,100	25,700
Deferred tax asset, ending	978,000	922,900
Valuation allowance, beginning	922,900	897,200
Current year's provision	55,100	25,700
Valuation allowance, ending	978,000	922,900
	$ -	$ -

As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset. The right to claim these losses expires as follows:

2010 $ 173,000

2011 599,000

2012 748,000

2013 509,000

2014 163,900

2015 159,600

2016 134,900

2017 105,500

2018 73,400

2019 161,700

$ 2,828,000

9. COMPARATIVE FIGURES

Certain of the figures from 2003 have been adjusted slightly for rounding differences in the financial statement presentation.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

ITEM 8B.  OTHER INFORMATION

De Visser Gray Chartered Accountants has been retained to provide Auditors' Reports on the annual financial statements of the Company, commencing with the year ended June 30, 2004, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, HLB Cinnamon Jang Willoughby & Company, Chartered Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, HLB Cinnamon Jang Willoughby & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to March 31, 2004. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We have provided HLB Cinnamon Jang Willoughby & Company with a copy of the disclosure provided within this caption of this report and has advised the Commission as to whether it agrees or disagrees with the disclosure made therein.

A copy of its response is attached hereto and incorporated herein by this reference. See item 13.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following sets forth certain information concerning the present management of the Company:

Name	Age	Position with Company
Dr. Yan Xiao Wen	45	Chairman of the Board of Directors
Kathy Jiang	46	President and a Director
Helen Zhao	39	Secretary and a Director

Background of Officers and Directors

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

Helen Zhao has been the Company's Secretary and a director since 2001. For the past nine years Ms. Zhao has the controller for Richmond Motorcycles Ltd.. From 2000 to 2003 Ms. Zhao has also been the controller for Builddirect.com Technology Inc.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Royce Biomedical, Inc.

1100 - 1200 West 73rd Avenue

Vancouver, BC

V6P 6G5

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and have not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2004.
	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compen-sation (3)	Restricted Stock Awards (4)	Options Granted (5)	All Other Compen-sation (6)
Kathy Jiang, President and Chief Executive Officer since April 1999	2004	$30,700	--	--	--	--	--
	2003	$30,700-	--	--	--	--	--
	2002	$30,200	--	--	--	--	--

(1) The dollar value of base salary (cash and non-cash). For Ms. Jiang's salary of 2003 and 2004, $57,000 of the total $61,400 salary has not been paid as of the date of this filing.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amount in the table represents automobile allowances.

(4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of June 30, 2004.

Name	Shares	Value
Kathy Jiang	100,000	$11,000

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

Options Granted During Fiscal Year Ending June 30, 2004

The Company did not grant any options to any officer or director during the year ended June 30, 2004. As of June 30, 2004 none of the Company's officers or directors held any options.

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

Other Arrangements. During the year ended June 30, 2004, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

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

Summary. The following sets forth certain information as of September 15, 2004, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.
Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options / Shares Under Plan
Incentive Stock Option Plan	300,000	--	N/A	300,000
Non-Qualified Stock Option Plan	300,000	--	N/A	300,000
Stock Bonus Plans	150,000	N/A	N/A	150,000

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may results in a change in our control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of September 15, 2004.
Name and Address	Common Stock	Percent of Class
Dr. Yan Xiao Wen #205 - 1057 S.E. 17th Street Fort Lauderdale, FL 33316, USA.	2,022,222 (1)	40%
Kathy Jiang 7531 Francis Rd. Richmond, B.C. Canada V6Y 1A1	100,000	2%
Helen Zhao 1100-1200 West 73rd Ave. Vancouver, B.C. Canada V6P 6G5	--	--
Quantrum Assets Limited 3F, No. 68-8, Tien-Mou N. Road Taipei, Taiwan, R.O.C.	1,500,000	30%
All Executive officers and directors as a group (3 persons)	2,122,222	42%

(1) Represents shares held by Xili USA, Inc., a corporation controlled by Dr. Yan Xiao Wen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Xili USA, Inc. is controlled by Dr. Yan Xiao Wen, a director of the Company.

ITEM 13. EXHIBITS

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation as amended
3.2*	Bylaws
4.1*	Incentive Stock Option Plan
4.2*	Incentive Stock Option Plan
4.3*	Stock Bonus Plan
16.1	Letter from HLB Cinnamon Jang Willoughby & Company
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form 10-SB.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fee.

The aggregate fees billed by our previous accountant, HLB Cinnamon Jang Willoughby & Company, for professional services rendered for the audit of our financial statement filed as part of our Form 10-KSB filing and for review of our interim financial statements filed as part of our Form 10-QSB filings for each of the last two fiscal years of our Company are $10,650 and $12,250.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September, 2004.
ROYCE BIOMEDICAL, INC. (Registrant) BY: /s/ Kathy Jiang Kathy Jiang President, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Dr. Yan Xiao Wen Dr. Yan Xiao Wen Directors 09/29/2004
/s/ Kathy Jiang Kathy Jiang President, Chief Financial Officer and Chief Executive Officer 09/29/2004

HLB **Cinnamon Jang Willoughby & Company**

Chartered Accountants
A Partnership of Incorporated Professionals

Reply Attention: J.S. Henderson

September 29, 2004

Securities Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

Dear Sirs:

Re: Royce Biomedical, Inc.

We have read Item 8B of the Form 10-KSB of Royce Biomedical, Inc. dated September 29, 2004 and we do not disagree with the disclosure.

Yours truly,

Cinnamon Jang Willoughby & Company

Per: J.S. Henderson Inc.

JSH/tsp

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of [redacted] International. A world-wide organziation of accounting firms and business advisors.

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Kathy Jiang, the President, Chief Financial Officer and Chief Executive Officer of Royce Biomedical, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Royce Biomedical, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

September 29, 2004 /s/ Kathy Jiang

------------------------------

Kathy Jiang

President and Chief Executive Officer

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

In connection with the Annual Report of Royce Biomedical, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kathy Jiang, the Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

By: /s/ Kathy Jiang

----------------------------------

Kathy Jiang, Chief Executive and

Chief Financial Officer

September 29, 2004