Form 10QSB
period 2004-03-30
ROYCE BIOMEDICAL INC
filed 2004-11-15
CIK 947011

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 0-29895

ROYCE BIOMEDICAL, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0206542 (IRS Employer Identification No.)
1100 - 1200 West 73rd Avenue, Vancouver, British Columbia, Canada V6P 6G5 (Address of principal executive offices)
(604) 267-7080 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of September 30, 2004: 5,051,683 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2004 has been reviewed by our independent accountants, De Visser Gray, Chartered Accountants.

ROYCE BIOMEDICAL INC.

Vancouver, BC

INTERIM FINANCIAL STATEMENTS

For the three months ended September 30, 2004

DE VISSER GRAY
CHARTERED ACCOUNTANTS

401 - 905 West Pender Street
Vancouver, BC Canada
V6C 1L6

Tel: (604) 687-5447
Fax: (604) 687-6737

REVIEW ENGAGEMENT REPORT

To the Directors of **Royce Biomedical Inc.,**

We have reviewed the interim balance sheet of Royce Biomedical Inc. as at September 30, 2004 and the interim statements of operations and deficit, changes in stockholders' deficiency, and cash flows for the three months then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.

"De Visser Gray"

CHARTERED ACCOUNTANTS

Vancouver, British Columbia
November 12, 2004

Exhibit "A"

ROYCE BIOMEDICAL INC.
Balance Sheets
(unaudited)
As at
(US Dollars)

	September 30, 2004	June 30, 2004
Assets		
Current:		
Cash	**$ 21,800**	$ 2,000
Accounts receivable	**1,000**	200
	22,800	2,200
Product licence fees (Note 4)	**-**	-
	$ 22,800	$ 2,200
Liabilities		
Current:		
Accounts payable and accrued liabilities	**$ 114,600**	$ 99,300
Loan payable to a related party (note 7)	**106,000**	66,900
	220,600	166,200
Stockholders' Deficiency		
Share capital (Note 5)	**16,000**	16,000
Additional paid-in capital (Note 5)	**2,657,800**	2,657,800
Deficit, per Exhibit "B"	**(2,871,600)**	(2,837,800)
	(197,800)	(164,000)
Going concern (Note 1)		
Commitment (Note 6)		
	$ 22,800	$ 2,200

Approved by the Directors:

/s/ Dr. Yan Xiao Wen

/s/ Kathy Jiang

- See accompanying notes -

Exhibit "B"

ROYCE BIOMEDICAL INC.
Interim Statements of Operations and Deficit
(unaudited)
For the three month periods ended
(US Dollars)

	September 30, 2004	September 30, 2003
Sales	$ -	$ -
Cost of Sales	-	-
Gross Margin	-	-
Expenses:		
Office and sundry	1,800	1,300
Professional fees	18,900	5,300
Rent	400	400
Stock transfer agents' fees	300	500
Telephone	100	100
Travel and promotion	3,700	-
Wages and benefits	8,600	7,600
Write-down of licences	-	25,000
Net Loss	(33,800)	(40,200)
Deficit, beginning	(2,837,800)	(2,676,100)
Deficit, ending, to Exhibit "A"	$(2,871,600)	$(2,716,300)
Loss per share	$ (0.01)	$ (0.01)

- See accompanying notes -

Exhibit "C"

ROYCE BIOMEDICAL INC.
Interim Statements of Changes in Stockholders' Deficiency
(unaudited)
For the three month periods ended September 30, 2004 and 2003
(US Dollars)

	Common Shares Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, June 30, 2004	5,051,683	$16,000	$2,657,800	$(2,837,800)
Net Loss, per Exhibit "B"	-	-	-	(33,800)
Balance, September 30, 2004	5,051,683	$16,000	$2,657,800	$(2,871,600)
Balance, June 30, 2003	5,051,683	$16,000	$2,657,800	$(2,676,100)
Net Loss, per Exhibit "B"	-	-	-	(40,200)
Balance, September 30, 2003	5,051,683	$16,000	$2,657,800	$(2,716,300)

- See accompanying notes -

Exhibit "D"

ROYCE BIOMEDICAL INC.
Interim Statements of Cash Flows
(unaudited)
For the three month periods ended
(US Dollars)

	September 30, 2004	September 30, 2003
Operating Activities:		
Net Loss, per Exhibit _B_	**$(33,800)**	$(40,200)
Adjustment for non-cash item:		
Amortization	**-**	25,000
	(33,800)	(15,200)
Changes in non-cash working capital -		
(Increase) in accounts receivable	**(800)**	-
Increase (Decrease) in accounts payable and accrued liabilities	**15,300**	(400)
Cash flows from (used in) operating activities	**(19,300)**	(15,600)
Financing Activity:		
Advances of related party debt	**39,100**	15,000
Net increase (decrease) in cash	**19,800**	(600)
Cash, beginning	**2,000**	1,300
Cash, ending	**$ 21,800**	$ 700

- See accompanying notes -

Exhibit "E"

ROYCE BIOMEDICAL INC.
Notes to Interim Financial Statements
(unaudited)
September 30, 2004
(US Dollars)

1. BASIS OF PRESENTATION AND GOING CONCERN

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The company has experienced significant losses over the past ten years, including $33,844 in the current period and has an accumulated deficit of $2,871,690 at September 30, 2004. The company's continued existence as a going concern is dependent upon its ability to continue to obtain additional financing arrangements and to achieve and maintain profitable operations.

The company has financed its activities primarily from the proceeds of various share issues and loans from related companies. As a result of the company being in the early stages of operations, the recoverability of assets on the balance sheet will be dependent on the company's ability to obtain additional financing and/or attain a level of profitable operations.

If the going concern assumption was not appropriate for these financial statements, then adjustments may be necessary in the carrying values of certain assets and liabilities, the reported net loss and the balance sheet classifications used.

2. ACCOUNTING POLICIES

Cash

Cash consists of funds in bank accounts.

Foreign Currency Translation

Assets and liabilities of Canadian operations are translated into United States currency at exchange rates prevailing at the balance sheet date for monetary items and at rates prevailing at the transaction date for non-monetary items. Revenue and expenses, except amortization, are converted at the average exchange rates for the year. Amortization is converted at the same rate as that applied to the acquisition of the related assets.

Foreign exchange gains or losses on monetary assets and liabilities are included in operations.

Exhibit "E"
Continued

ROYCE BIOMEDICAL INC.
Notes to Interim Financial Statements
(unaudited)
September 30, 2004
(US Dollars)

2. ACCOUNTING POLICIES (Continued)

Future Income Taxes

Future income taxes are recorded using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income in the period that includes the date of enactment or substantive enactment of the change. When the future realization of income tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken and no net asset is recognized.

Use of Estimates

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

4. PRODUCT LICENCE FEES

	September 30, 2004	June 30, 2004
Produce licence fees, at cost	**$110,000**	$110,000
Less: Accumulated amortization	**110,000**	110,000
	$ -	$ -

At September 30, 2003, the company has applications in progress for licence renewals of the H Pylori Antibody and M Tuberculosis Test Kits and has new applications in progress for HIV and Syphilis Test Kits in the People's Republic of China. At September 30, 2004, the licences had not yet been granted to the company, and accordingly the residual carrying cost of the licences was amortized in full during the previous fiscal year.

Exhibit "E"
Continued

ROYCE BIOMEDICAL INC.
Notes to Interim Financial Statements
(unaudited)
September 30, 2004
(US Dollars)

7. RELATED PARTY TRANSACTIONS (Continued)

In addition to the transactions described elsewhere in the financial statements, the company had the following transactions with officers and directors:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Expenses -		
Wages paid or accrued	**$8,600**	$7,600

At September 30, 2004, the balance of accounts payable and accrued liabilities is inclusive of $62,383 owing to an officer and director for unpaid wages.

These transactions are in the normal course of operations and are measured at their fair value as determined by management.

8. INCOME TAXES

The company has net non-capital losses for income tax purposes totalling approximately $2,861,800 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a future tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The company's future tax balances are as follows:

	September 30, 2004	June 30, 2004
Future tax asset, beginning	**$957,300**	$922,900
Benefit of current period's operating loss carried forward	**11,800**	55,100
Future tax asset, ending	**969,100**	978,000
Valuation allowance, beginning	**957,300**	922,900
Current period's provision	**11,800**	55,100
Valuation allowance, ending	**969,100**	978,000
	$ -	$ -

Item 2. Management's Discussion and Analysis or Plan of Operation

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

During the three months ended September 30, 2004 the Company had a net loss of $(33,800). During this same period the Company's operations generated $19,800 in cash, primarily as the result of a short term loan from a related party. The Company satisfied its cash needs during this period through advances from a related party.

During the three months ended September 30, 2003 the Company had a net loss of $(40,200). During this same period the Company's operations lost $(600) in cash, primarily as the result of a short term loan from a related party. The Company satisfied its cash needs during that period through a related party loan and accounts payable.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of cash flow. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. During the twelve months ending September 30, 2005 the Company will need approximately $4 million in additional capital for acquisition of a subsidiary of Xili that manufactures pharmaceutical products and manufacturing H. Pylori test kits in China. The Company will have to raise required funds through private placements or public offerings.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*
Articles of Incorporation as amended

3.2*
Bylaws

4.1*
Incentive Stock Option Plan

4.2*	Incentive Stock Option Plan
4.3*	Stock Bonus Plan
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form 10-SB.

(b)    No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2004

ROYCE BIOMEDICAL INC.
/s/ Dr. Yan Xiao Wen Dr. Yan Xiao Wen Directors 11/11/2004
/s/ Kathy Jiang Kathy Jiang President, Chief Financial Officer and Chief Executive Officer 11/11/2004

I, Kathy Jiang, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Royce Biomedical, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Kathy Jiang" Kathy Jiang President and Chief Executive Officer November 11, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Kathy Jiang, President and Director, the Chief Executive Officer and Chief Financial Officer of the Company of Royce Biomedical, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Royce Biomedical, Inc.

By:	/s/ "Kathy Jiang" Kathy Jiang President, Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Royce Biomedical, Inc. and will be retained by Royce Biomedical, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.