Form 10QSB
period 2004-12-31
ROYCE BIOMEDICAL INC
filed 2005-02-22
CIK 947011

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                        Commission File Number 000-29895

                             ROYCE BIOMEDICAL, INC.

                     Nevada                       98-0206542
         ---------------------------         ------------------
         State or other jurisdiction         (I.R.S.) Employer
                of incorporation             Identification No.

                             Royce Biomedical, Inc.
                           433 Towne Center Suite 316
                             Corte Madera, CA 94925
                     Address of principal executive offices

                                 (415) 738-8887
                             -----------------------
               Registrant's telephone number, including area code

                           1100-1200 West 73rd Avenue
                       Vancouver, British Columbia V6P 6G5
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

         Yes  _X_         No _____

         As of February 14, 2005 the Company had 78,051,683 outstanding shares of common stock.

     Transitional Small Business Disclosure Format (Check one) Yes ___  No _X_

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Royce Biomedical, Inc.
                            Condensed Balance Sheets

                                                         December 31,       June 30,
                                                            2004              2004
                                                         (unaudited)
                                                         -----------      -----------
Cash                                                     $       210      $     2,026
Accounts receivable                                               --              184
                                                         -----------      -----------
  Total current assets                                           210            2,210
                                                         -----------      -----------

Total Assets                                             $       210      $     2,210
                                                         ===========      ===========


Current maturities of debt                               $    25,000      $        --
Accounts payable and accrued expenses                        124,151           99,322
Loans from shareholders                                       81,076           41,923
                                                         -----------      -----------
  Total current liabilities                                  230,227          141,245

Notes payable                                                     --           25,000
                                                         -----------      -----------

Total Liabilities                                            230,227          166,245
                                                         -----------      -----------

Common stock, $0.001 par value, 100 million shares
  authorized, 23,051,683 and 5,051,683 issued and
  outstanding at December 31, 2004 and June 30, 2004          33,983           15,983
Preferred stock, $0.001 par value, 5 million shares
  authorized, no shares issued and outstanding
  at December 31, 2004 and June 30, 2004                          --               --
Additional paid-in capital                                 2,657,827        2,657,827
Accumulated deficit                                       (2,921,827)      (2,837,845)
                                                         -----------      -----------
Total shareholders' deficit                                 (230,017)        (164,035)
                                                         -----------      -----------

Total Liabilities and Shareholders' Deficit              $       210      $     2,210
                                                         ===========      ===========


          See accompanying notes to the condensed financial statements

                             Royce Biomedical, Inc.
                       Condensed Statements of Operations

                                    Three months ended December 31,  Six months ended December 31,
                                    -------------------------------  -----------------------------
                                          2004            2003            2004            2003
                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                      -----------     -----------     -----------     -----------
Sales                                 $        --     $        --     $        --     $        --
Cost of sales                                  --              --              --              --
                                      -----------     -----------     -----------     -----------
Gross Margin                                   --              --              --              --
                                      -----------     -----------     -----------     -----------

Selling, general & administrative
  expenses:
Professional fees                          24,394           4,602          43,524          10,428
Officers salaries                          16,649           7,676          25,298          15,353
Office expenses                             7,955           1,730          10,311           3,485
Travel                                      1,140              --           4,849              --
Amortization of licenses                       --          25,000              --          50,000
                                      -----------     -----------     -----------     -----------
  Total operating expenses                 50,138          39,008          83,982          79,266
                                      -----------     -----------     -----------     -----------
Operating loss                            (50,138)        (39,008)        (83,982)        (79,266)
                                      -----------     -----------     -----------     -----------

Net loss before income tax benefit        (50,138)        (39,008)        (83,982)        (79,266)
Income tax benefit                             --              --              --              --
                                      -----------     -----------     -----------     -----------

Net loss                              $   (50,138)    $   (39,008)    $   (83,982)    $   (79,266)
                                      ===========     ===========     ===========     ===========

Loss per common share:
Basic and diluted                     $     (0.01)    $      0.00     $     (0.01)    $     (0.02)
                                      ===========     ===========     ===========     ===========

Weighted number of common
  shares and equivalents:
Basic and diluted                       9,888,640       5,051,683       7,470,161       5,051,683
                                      ===========     ===========     ===========     ===========


              See accompanying notes to the condensed financial statements

                              Royce Biomedical, Inc.
                        Condensed Statements of Cash Flows

                                                                        Six months ended
                                                                 ----------------------------
                                                                 December 31,     December 31,
                                                                     2004             2003
                                                                 (unaudited)      (unaudited)
                                                                 -----------      -----------
Cash flows from operating activities:
    Net loss                                                     $   (83,982)     $   (79,266)
    Adjustments to reconcile loss to
      net cash used by operating activities
         Issuance of common share for services                        18,000               --
         Amortization of licenses                                         --           50,000
         Changes in operating assets and liabilities:
           Decrease in accounts receivable                               184              343
           Increase in accounts payable and accrued expenses          24,829            8,618
                                                                 -----------      -----------
Net cash used by operating activities                                (40,969)         (20,305)
                                                                 -----------      -----------

Cash flows from financing activities:
    Loans from shareholders                                           39,153           20,000
                                                                 -----------      -----------
Net cash provided by financing activities                             39,153           20,000
                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                  (1,816)            (305)
    Cash and cash equivalents at beginning of period                   2,026            1,309
                                                                 -----------      -----------

Cash and cash equivalents at end of period                       $       210      $     1,004
                                                                 ===========      ===========

Non-Cash Investing and Financing Activities:
    Issuance of common share for services                        $    18,000      $        --
                                                                 ===========      ===========


          See accompanying notes to the condensed financial statements

                             ROYCE BIOMEDICAL, INC.
                     Notes to Condensed Financial Statements
                                December 31, 2004
                                   (unaudited)


1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

Royce Biomedical, Inc. ("Royce" or the "Company") was incorporated in Nevada on March 22, l995. Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. The Company assembled its diagnostic testing kits at its laboratory in Irvine, California. The Company closed this facility in April 1998. In order to penetrate the Chinese immunodiagonstic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At December 31, 2004, Xili USA, Inc. owns approximately 9.6% of the outstanding common shares of the Company.

As a result of the inability to generate sufficient revenues from the Xili relationship during the past several years, the Company intends to identify other viable business opportunities that may include, but is not limited to, a merger with or acquisition of, enterprises not in the health-care field. To this extent, the Company has entered into a consulting agreement during February 2005 to assist the Board of Directors in identifying and evaluating possible business ventures.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in our opinion, reflects all adjustments, including normal recurring adjustments, necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company's audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2004. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no established source of revenue and has been dependent on its ability to raise funds via equity financing and the issuance of debt instruments to related parties. Losses to date are $2,894,627. While management has been successful in raising capital in this fashion, there can be no assurance that the Company can continue to raise equity capital in the future. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

CONCENTRATIONS OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98, basic net profit per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


INCOME PER SHARE (continued)

Basic and diluted earning per share for the three months and six months ended December 31, 2004 and 2003 were identical as the Company had no common stock equivalents outstanding at December 31, 2004 or 2003, respectively.

INCOME TAXES

Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ISSUANCE OF COMMON SHARES FOR SERVICES

The Company recognizes and measures the cost of services received in exchange for the issuance of common shares based upon the fair value of the shares issued and amortized over the period of time the services were performed or will be performed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments which include cash, and accounts payable and accrued expenses, notes payable and loans payable with a related party are stated at amounts that approximate their fair value.

RECLASSIFICATIONS

Certain amounts included in prior periods' financial statements have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123R"), which supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


RECENT ACCOUNTING PRONOUNCEMENTS (continued)

limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted revised SFAS No. 123R effective December 31, 2004, the implementation of which did not have a significant effect on the Company's financial statement presentation or its disclosures.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                             December 31,     June 30,
                                                 2004           2004
                                             (unaudited)
                                             ----------     ----------

        Accrued officers' salaries           $   79,032     $   56,934
        Refund from 1997 share purchases         20,357         20,357
        Professional fees                        24,762         21,031
        Office expenses                              --          1,000
                                             ----------     ----------

        Totals                               $  124,151     $   99,322
                                             ==========     ==========

During the year ended June 30, 1997, the Company issued shares to a number of investors in British Columbia, Canada at CDN $2.00. Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares. As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit. The Company is required to refund an amount of $ 20,357. At December 31, 2004, these amounts have not been repaid and are included in Accounts Payable and Accrued Expenses.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


3. NOTES PAYABLE

During September 2002, the Company entered into a loan agreement with Xili USA, Inc. ("Xili USA") whereby Xili USA advanced $25,000 to the Company on an unsecured basis, with repayment due on July 1, 2005. The note bears no interest until January 1, 2005 when the note accrues interest at a rate of 24% per annum, due on the last day of each month, commencing with January 2005. In the event that the Company is unable to pay two consecutive interest payments, the note is in default and the principal and unpaid interest is due upon demand by Xili USA. On December 10, 2004, this note was assigned by Xili USA to Curvello Trade and Finance, Ltd, a non-affiliate of the Company.

The Company was unable to pay the January 2005 interest payment in the amount of $500 due on January 31, 2005.

4. RELATED PARTY TRANSACTIONS

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA on an unsecured basis. The loans are non-interest bearing and are payable upon demand. The total due Xili USA under these borrowings aggregated $81,076 and $41,923 at December 31, 2004 and June 30, 2004, respectively. During the six months ended December 31, 2004, there were $19,153 of additional borrowings by the Company. The Company was advanced $40,000 during the six months ended December 31, 2003.

The Company has accrued wages payable to certain officers that the officers agreed to defer receipt of until there is sufficient operating capital. At December 31, 2004 and June 30, 2004, these unpaid wages aggregated $79,032 and $56,934, respectively. During the six months ended December 31, 2004 and 2003, the Company accrued $25,298 and $15,353, respectively

Effective December 2, 2004, the Company entered into employments agreements with both Donald Gee, its Chief Executive Officer ("CEO") and Joseph C. Sienkiewicz, its Chief Financial Officer ("CFO"). Both agreements are substantially similar and are for a three year term commencing December 2, 2004, require monthly salary payments of $5,000 for the CEO and $3,000 for the CFO increasing to $10,000 for the CEO and $7,000 for the CFO upon closing of an acquisition with at least $1,000,000 of annual revenues. Annual salary increases are a minimum of 10% during the term of the agreement.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


4. RELATED PARTY TRANSACTIONS (continued)

In the event the Company does not have adequate cash resources and is unable to pay the CEO or CFO, both agreements provide for the payment of such wages in common stock of the Company at the option of the executive. Both agreements were approved by the Compensation Committee of the Board of Directors.

Messrs. Gee and Sienkiewicz also serve as the Chairman of the Board of Directors and the Company's Treasurer and Secretary, respectively.

At December 31, 2004, the Company accrued an aggregate of $8,000 in unpaid wages for its CEO and CFO.


5. ISSUANCE OF SHARES FOR SERVICES

On December 6, 2004, the Company entered into a consulting agreement with Farthingham Capital Corporation to provide corporate finance and merchant banking services to the Company, principally to arrange debt financing for the Company.. The Company issued four million (4,000,000) restricted shares of the common stock of the Company for these services valued at $4,000, the par value of the Company's common stock. This agreement expired on December 31, 2004 and the Company has expensed the cost of these services during the quarter ended December 31, 2004.

On December 7, 2004, the Company entered into a consulting agreement with Dublin Asset Protection A.G. to provide corporate finance and merchant banking services to the Company, principally to arrange equity financing for the Company. The Company issued five million (5,000,000) restricted shares of the common stock of the Company for these services valued at $5,000, the par value of the Company's common stock. This agreement expired on December 31, 2004 and the Company has expensed the cost of these services during the quarter ended December 31, 2004.

On December 8, 2004, the Company entered into a consulting agreement with Essex Property Management, Ltd. ("Essex") to provide professional services to the Company, principally to identify, recruit and introduce two (2) acceptable candidates to the Board of Directors for service on the Company's Board. As Essex had satisfied the terms of the agreement effective December 5, 2004, the Company issued nine million (9,000,000) restricted shares of the common stock of the Company for these services valued at $9,000, the par value of the Company's common stock. The Company has expensed the cost of these services during the quarter ended December 31, 2004.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


6. INCOME TAXES

The Company has net losses for income tax purposes totaling approximately $2,921,800 which may be applied against future taxable income. The potential benefit arising from these losses has been recognized as a deferred tax asset. To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

                                                       December 31,     June 30,
                                                           2004          2004
                                                       (unaudited)
                                                        ----------    ----------

Deferred tax asset, beginning                           $  978,000    $  922,924
Benefit of current year's operating loss carryforward       44,640        55,076
                                                        ----------    ----------

Deferred tax asset, ending                              $1,022,640    $  978,000
                                                        ==========    ==========

Valuation allowance, beginning                          $  978,000    $  922,924
Current year's provision                                    44,640        55,076
                                                        ----------    ----------

Valuation allowance, ending                             $1,022,640    $  978,000
                                                        ==========    ==========


As the Company has no history of profits, management believes that it is more likely than not some or all of the deferred tax asset will not be realized and has provided a full valuation allowance against the deferred tax asset.

The net operating losses expire in the years commencing with 2010.

                             ROYCE BIOMEDICAL, INC.
               Notes to Condensed Financial Statements (continued)
                                December 31, 2004
                                   (unaudited)


7. GOING CONCERN

The accompanying financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. SUBSEQUENT EVENTS

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four millions (4,000,000) restricted shares of the Company's common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $4,000 per issuance and has expensed these amounts upon issued.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten millions (10,000,000) restricted shares of the Company's common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $10,000 per issuance and has expensed these amounts upon issuance.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company, principally to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors. The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company's common stock. The Company has capitalized this issuance into prepaid expenses and will amortize the value of the agreement over the next twelve months into operating expenses.

The Company failed to meet its obligations under a loan agreement on January 31, 2005 calling for the monthly payment of interest for January 2005 in the amount of $500 on that date. Should the Company be unable to pay the February 2005 interest payment of $500 when due on February 28, 2005 in addition to the unpaid January 2005 interest payment on or before that date, then the note will be in default and due in full as to principal and interest on that date. Based upon the current capital resources of the Company, there is a high probability that the Company will be unable to make the interest payments and will in all likelihood, default on that note.

On February 11, 2005, the Board of Directors terminated the Company's Stock Option and Stock Purchase Plans effective December 31, 2004.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the United States Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources".

OVERVIEW

Royce Biomedical, Inc. ("Royce" or the "Company") was incorporated in Nevada on March 22, l995. Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. The Company assembled its diagnostic testing kits at its laboratory in Irvine, California. The Company closed this facility in April 1998. In order to penetrate the Chinese immunodiagonstic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.
As a result of the inability to generate sufficient revenues from the Xili relationship during the past several years, the Company intends to identify other viable business opportunities that may include, but is not limited to, a merger with or acquisition of, enterprises not in the health-care field. To this extent, the Company has entered into a consulting agreement during February 2005 to assist the Board of Directors in identifying and evaluating possible business ventures.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our understanding of our financial statements. The application of these policies requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurances that actual results will not differ from these estimates. The impact and any associated risks related to these policies on our business operations are discussed below.

     (1)   Income Taxes

     Significant judgment is required in determining our income tax provision. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome will not be different that that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that the future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.


RESULTS OF OPERATIONS

For the three months and six months ended December 31, 2004 and 2003, the Company has generated no revenues.

Operating expenses generally consist of salaries, facility costs, and professional fees for the day-to-day operation of the business and the preparation of the filing of periodic reports. During 2003, the operating expenses included amortization expenses for the capitalized product license fees which were fully amortized as of June 30, 2004.

Operating expenses for the three months ended December 31, 2004 were $50,138 as compared with $39,008 for the three months ended December 31, 2003. The increase was primarily attributable to $18,000 in expenses related to issuance of common shares for professional services in addition to higher officer salaries and office related expenses of $10,765, partially offset by amortization expenses in 2003 of $25,000 which did not occur in 2004.

Operating expenses for the six months ended December 31, 2004 were $83,982 as compared with $79,266 for the six months ended December 31, 2003. The increase was primarily attributable to $18,000 in expenses related to the issuance of common shares for professional services, partially offset by higher officer salaries and professional fees of $25,041, partially offset by amortization expenses in 2003 of $50,000 which did not occur in 2004

The Company has fully reserved its deferred tax asset is each period presented by the recording of a valuation reserve in that period. Therefore, the Company has not reported an income tax benefit during the six months and three months ended December 31, 2004 and 2003, respectively. The net loss for the six months and three months ended December 31, 2004 was $83,982 and $50,138, respectively as compared with a net loss of $79,266 and $39,008 for the six months and three months ended December 31, 2003. The increase in net loss during 2004 as compared with 2003 was primarily due to the issuance of common shares for professional services and higher operating expenses, partially offset amortization expenses in 2003 which did not occur in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2004, net cash used in operating activities was $40,969 and net cash provided by financing activities was $39,153. There was no cash provided by investing activities. Cash and cash equivalents for the six months ended December 31, 2004 was $210.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company's stock such financing would result in significant dilution to its existing shareholders.

During the twelve months ending December 31, 2005 the Company will need approximately $225,000 in order to meet its ongoing expenses and to pay the $25,000 note due in July 2005. The Company's short term plan is to ask its officers to continue to defer payment of salaries, utilize its stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking a merger, acquisition or venture relationship with an operating enterprise in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide value to the Company's shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123R"), which supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted revised SFAS No. 123R effective December 31, 2004, the implementation of which did not have a significant effect on the Company's financial statement presentation or its disclosures.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Royce is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

b) Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

         None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2004, the Company entered into a consulting agreement with Farthingham Capital Corporation to provide corporate finance and merchant banking services to the Company, principally to arrange debt financing for the Company.. The Company issued four million (4,000,000) restricted shares of the common stock of the Company for these services valued at $4,000, the par value of the Company's common stock. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid. This agreement expired on December 31, 2004 and the Company has expensed the cost of these services during the quarter ended December 31, 2004.

On December 7, 2004, the Company entered into a consulting agreement with Dublin Asset Protection A.G. to provide corporate finance and merchant banking services to the Company, principally to arrange equity financing for the Company. The Company issued five million (5,000,000) restricted shares of the common stock of the Company for these services valued at $5,000, the par value of the Company's common stock. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid. This agreement expired on December 31, 2004 and the Company has expensed the cost of these services during the quarter ended December 31, 2004.

On December 8, 2004, the Company entered into a consulting agreement with Essex Property Management, Ltd. ("Essex") to provide professional services to the Company, principally to identify, recruit and introduce two (2) acceptable candidates to the Board of Directors for service on the Company's Board. As Essex had satisfied the terms of the agreement effective December 5, 2004, the Company issued nine million (9,000,000) restricted shares of the common stock of the Company for these services valued at $9,000, the par value of the Company's common stock. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid. The Company has expensed the cost of these services during the quarter ended December 31, 2004.

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four millions (4,000,000) restricted shares of the Company's common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors. These securities were issued pursuant to an exemption from registration provided under
Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten millions (10,000,000) restricted shares of the Company's common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company and to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors. The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company's common stock. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid. The Company is capitalized this issuance into prepaid expenses and will amortize the value of the agreement over the next twelve months into operating expenses.

Item 3. Defaults upon Senior Securities

(a) The Company failed to meet its obligations under a loan agreement on January 31, 2005 calling for the monthly payment of interest for January 2005 in the amount of $500 on that date. Should the Company be unable to pay the February 2005 interest payment of $500 when due on February 28, 2005 in addition to the unpaid January 2005 interest payment on or before that date, then the note will be in default and due in full as to principal and interest on that date


Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

    10.1   Employment Contract for Donald Gee

    10.2   Employment Contract for Joseph C. Sienkiewicz

    10.3   Consulting Agreement with Farthingham Capital Corporation

    10.4   Consulting Agreement with Dublin Asset Protection A.G.

    10.5   Consulting Agreement with Essex Property Management Ltd.

    10.6   Consulting Agreement with Palm Coast Funding LLP

(b) Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter covered by this Report:

Date of Report       Item Number    Events Reported
-----------------    -----------    ------------------------------------
December 30, 2004    Item 5.02      Departure of Directors and Principal
                                    Officers: Election of Directors; Appointment of Principal Officers


February 14, 2005    Item 5.02      Departure of Director; Election of Directors



                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ROYCE BIOMEDICAL, INC.


Date:  February 21, 2005                          By: /s/ Joseph C. Sienkiewicz
                                                      -------------------------
                                                      Joseph C. Sienkiewicz
                                                      Chief Financial Officer