Form 10QSB
period 2005-03-31
ROYCE BIOMEDICAL INC
filed 2005-05-13
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has files all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days. Yes   X                  No    _____

As of May 13, 2005 the Company had 106,219,683 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Royce Biomedical, Inc. Condensed Balance Sheets
	March 31	June 30,
	2005	2004
	(unaudited)

Cash	$-	$2,026

Accounts receivable	-	184

Prepaid expenses	21,096	-

Total current assets	21,096	2,210

Total Assets	$21,096	$2,210

Accounts payable and accrued expenses	$169,432	$99,322

Loans from shareholders	81,076	41,923

Total current liabilities	250,508	141,245

Notes payable	-	25,000

Total Liabilities	250,508	166,245

Common stock, $0.001 par value, 100,000,000 shares

authorized, 106,051,683 (includes 21,000,000 shares

to be issued) and 5,051,683 issued and outstanding

at March 31, 2005 and June 30, 2004, respectively	116,983	15,983

Preferred stock, $0.001 par value, 5,000,000 shares

authorized, no shares issued and outstanding

at March 31, 2005 and June 30, 2004	-	-

Additional paid-in capital	2,657,827	2,657,827

Accumulated deficit	(3,004,222)	(2,837,845)

Total shareholders' deficit	(229,412)	(164,035)

Total Liabilities and Shareholders' Deficit	$21,096	$2,210

See accompanying notes to the condensed financial statements

     Royce Biomedical, Inc. Condensed Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross Margin	-	-	-	-

Selling, general & administrative

expenses:

Officers salaries	44,000	7,676	69,298	23,029

Outside directors compensation	12,000	-	12,000	-

Office expenses	1,524	1,580	11,835	5,871

Professional fees	15,926	4,710	59,450	14,331

Travel	6,945	-	11,794	-

Other operating expense	1,000	-	1,000	-

Amortization of licenses	-	25,000	-	75,000

Total operating expenses	81,395	38,966	165,377	118,231

Operating loss	(81,395)	(38,966)	(165,377)	(118,231)

Interest expense	(1,000)	-	(1,000)	-

Net loss before income tax benefit	(82,395)	(38,966)	(166,377)	(118,231)

Income tax benefit	-	-	-	-

Net loss	$(82,395)	$(38,966)	$(166,377)	$(118,231)
Loss per common share:

Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted number of common

shares and equivalents:

Basic and diluted	61,485,016	5,051,683	25,212,267	5,051,683

See accompanying notes to the condensed financial statements

Royce Biomedical, Inc. Condensed Statements of Cash Flows
Nine months ended
	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)

Cash flows from operating activities:

Net loss	$(166,377)	$(79,266)

Adjustments to reconcile loss to

net cash used by operating activities

Issuance of common shares for services	42,000	-

Issuance of common shares for compensation	32,000	-

Issuance of common shares for payment of interest	1,000	-

Issuance of common shares for expenses	1,000	-

Amortization of licenses	-	50,000

Changes in operating assets and liabilities:

Decrease in accounts receivable	184	343

Increase in prepaid expenses	(21,096)	-

Increase in accounts payable and accrued expenses	70,110	8,618

Net cash used by operating activities	(41,179)	(20,305)

Cash flows from financing activity:

Loans from shareholders	39,153	20,000

Net cash provided by financing activity	39,153	20,000

Net decrease in cash and cash equivalents	(2,026)	(305)

Cash and cash equivalents at beginning of period	2,026	1,309

Cash and cash equivalents at end of period	$-	$1,004

Non-cash Investing and Financing Activities:

Issuance of common shares for compensation	$32,000	$-

Issuance of common shares for services	$42,000	$-

Issuance of common shares for expenses	$2,000	$-

Issuance of common shares for redemption of debt	$25,000	$-

Supplemental Disclosures:

Interest paid in cash	$-	$-

See accompanying notes to the condensed financial statements

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements

March 31, 2005

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

Royce Biomedical, Inc. (“Royce” or the "Company") was incorporated in Nevada on March 22, l995.

Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. The Company assembled its diagnostic testing kits at its laboratory in Irvine, California. The Company closed this facility in April 1998. In order to penetrate the Chinese immunodiagnostic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At March 31, 2005, Xili USA, Inc. owns approximately 2.1% of the outstanding common shares of the Company.

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”), a British Columbia based security design and installation contractor.  Pursuant to a Share Exchange Agreement executed in April 2005, SCI became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company will cease all ongoing business relationships with Xili and will direct its efforts to effectively operate and expand in the security sector.

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in our opinion, reflects all adjustments, including normal recurring adjustments, necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. These interim financial statements should be read in conjunction with the Company's audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2004. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of results of operations to be expected for the full year.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no established source of revenue and has been dependent on its ability to raise funds via equity financing and the issuance of debt instruments to related parties. Losses to date are $3,004,222.  While management has been successful in raising capital in this fashion, there can be no assurance that the Company can continue to raise equity capital in the future.  This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

CONCENTRATIONS OF CREDIT RISK

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

INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”) and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98, basic net profit per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

INCOME PER SHARE (continued)

Basic and diluted earning per share for the three months and nine months ended March 31, 2005 and 2004 were identical as the Company did not have any common stock equivalents outstanding at March 31, 2005 or 2004, respectively.

INCOME TAXES

Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”).  This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ISSUANCE OF COMMON SHARES FOR SERVICES

The Company recognizes and measures the cost of services received in exchange for the issuance of common shares based upon the fair value of the shares issued and amortized over the period of time the services were performed or will be performed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments which include cash, prepaid expenses, accounts payable and accrued expenses, and loans payable with a related party are stated at amounts that approximate their fair value.

RECLASSIFICATIONS

Certain amounts included in prior periods’ financial statements have been reclassified to conform to the current year’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”), which supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  These costs will

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

December 31, 2004

(unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005.  The Company has adopted revised SFAS No. 123R effective December 31, 2004, the implementation of which did not have a significant effect on the Company’s financial statement presentation or its disclosures.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the Staff’s views on a variety of matters relating to stock-based payments.  SAB107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.  Accordingly, the financials statements of the Company were prepared in conformity with this presentation requirement.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

During the year ended June 30, 1997, the Company issued shares to a number of investors in British   Columbia, Canada at CDN $2.00.  Pursuant to the British Columbia Securities Act, an Offering Memorandum should have accompanied the issuance of these shares.  As this did not occur, the shareholders were offered the opportunity to rescind the purchase of the shares for a refund of the entire price. Requests from shareholders to rescind 14,250 common shares were received within the required time limit.  The Company is required to refund an amount of $ 20,357. At March 31, 2005, these amounts have not been repaid and are included in Accounts Payable and Accrued Expenses.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

3. NOTES PAYABLE

During September 2002, the Company entered into a loan agreement with Xili USA, Inc. (“Xili USA”) whereby Xili USA advanced $25,000 to the Company on an unsecured basis, with repayment due on July 1, 2005.  The note bears no interest until January 1, 2005 when the note accrues interest at a rate of 24% per annum, due on the last day of each month, commencing with January 2005.  In the event that the Company is unable to pay two consecutive interest payments, the note is in default and the principal and unpaid interest is due upon demand by Xili USA.  On December 10, 2004, this note was assigned by Xili USA to Curvelo Trade and Finance, Ltd (“Curvelo”), a non-affiliate of both the Company and Xili. On February 14, 2005, Curvelo assigned $4,000 in value of the note to GEV 2000 KFT (“GEV”).

On February 28, 2005, the Company defaulted on this note and on March 1, 2005 the Company issued to GEV 4,000,000 shares of its common stock to redeem $4,000 in value of the note.  In addition, the Company issued Curvelo 1,000,000 shares of its common stock for interest accrued and unpaid in the amount of $1,000 as of February 28, 2005 and 1,000,000 shares of its common stock as forebearance by Curvelo, until March 31, 2005, not to seek legal remedy for the remainder of the note.

During March 2005, Curvelo assigned its rights in the remaining $21,000 of the note to an aggregate of five (5) individuals who are non-affiliates of both the Company and Xili.  On March 7, 2005, these individuals all agreed to settle their respective portions of the note under substantially the same terms and conditions as the Company settlement with GEV.  Accordingly, on March 7, 2005 the Company issued of an aggregate of 21,000,000 shares of its common stock to the five (5) individuals in redemption of the aggregate amount of $21,000 outstanding under the note and the forfeiture of any claim to interest due under the note.

4.    RELATED PARTY TRANSACTIONS

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA on an unsecured basis.  The loans are non-interest bearing and are payable upon demand. The total due Xili USA under these borrowings aggregated $81,076 and $41,923 at March 31, 2005 and June 30, 2004, respectively.  During the nine months ended March 31, 2005, there was $39,153 of additional borrowings by the Company.  The Company was advanced $40,000 during the nine months ended March 31, 2004.

The Company has accrued wages payable to certain officers who have agreed to defer receipt until there is sufficient operating capital.  At March 31, 2005 and June 30, 2004, these unpaid wages aggregated $103,032 and $56,934, respectively.  During the nine months ended March 31, 2005 and 2004, the Company accrued $46,098 and $23,029 respectively

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

4.    RELATED PARTY TRANSACTIONS (continued)

Effective December 2, 2004, the Company entered into employments agreements with both Donald Gee, its Chief Executive Officer (“CEO”) and Joseph C. Sienkiewicz, its Chief Financial Officer (“CFO”). Both agreements are substantially similar and are for a three year term commencing December 2, 2004, require monthly salary payments of $5,000 for the CEO and $3,000 for the CFO increasing to $10,000 for the CEO and $7,000 for the CFO upon closing of an acquisition with at least $1,000,000 of annual revenues.  Annual salary increases are a minimum of 10% during the term of the agreement.  As a result of the acquisition of SCI in April 2005, the salaries of Messrs. Gee and Sienkiewicz will be increased commencing in May 2005 pursuant to these employment agreements.

In the event the Company does not have adequate cash resources and is unable to pay the CEO or CFO, both agreements provide for the payment of such wages in common stock of the Company at the option of the executive.   Both agreements were approved by the Compensation Committee of the Board of Directors. At March 31, 2005, the Company has accrued an aggregate of $32,000 in unpaid wages for its CEO and CFO. Messrs. Gee and Sienkiewicz also serve as the Chairman of the Board of Directors and the Company’s Treasurer and Secretary, respectively.

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four million (4,000,000) restricted shares of the Company’s common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors.  The Company has valued each of these issuances at the par value of the restricted common shares issued of $4,000 per issuance and has expensed these amounts upon issued.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten million (10,000,000) restricted shares of the

Company’s common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $10,000 per issuance and has expensed these amounts upon issuance.

5. ISSUANCE OF SHARES FOR SERVICES

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four million (4,000,000) restricted shares of the Company’s common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors.  The Company has valued each of these issuances at the par value of the restricted common shares issued of $4,000 per issuance and has expensed these amounts upon issued.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

5. ISSUANCE OF SHARES FOR SERVICES (continued)

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten million (10,000,000) restricted shares of the

Company’s common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $10,000 per issuance and has expensed these amounts upon issuance.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company, principally to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors.  The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company’s common stock.  The Company has capitalized $23,000 into prepaid expenses upon issuance and has amortized $2,899 into operating expenses for the nine months ended March 31, 2005.

On March 30, 2005, the Company entered into a ninety (90) day consulting agreement with E Priority Group, Inc. to provide business advisory services to the Company.  The Company issued one million (1,000,000) restricted shares of the common stock of the Company for these services valued at $1,000, the par value of the Company’s common stock.  The Company has capitalized $1,000 into prepaid expenses upon issuance and has amortized $5 into operating expenses for the nine months ended March 31, 2005.

In April 2005, the Company entered into a ninety (90) day consulting agreement with the Hayde Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-three thousand (83,000) restricted shares of the common stock of the Company for these services valued at $830, the fair value of the Company’s common stock issued.  The Company has capitalized $830 into prepaid expenses upon issuance and will amortize this cost into operating expenses over the term of the agreement.

In April 2005, the Company entered into a ninety (90) day consulting agreement with the Sweeney Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-four thousand (84,000) restricted shares of the common stock of the Company for these services valued at $840, the fair value of the Company’s common stock issued.  The Company has capitalized $840 into prepaid expenses upon issuance and will amortize this cost into operating expenses over the term of the agreement.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

6. INCOME TAXES

The Company has net losses for income tax purposes totaling approximately $2,901,000 which may be applied against future taxable income.  The potential benefit arising from these losses has been recognized as a deferred tax asset.  To the extent that those benefits may not be realized, a valuation allowance is provided for. The Company's deferred tax balances are as follows:

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

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

7. STOCK INCENTIVE PLANS

On February 11, 2005, the Company terminated all stock option and stock purchase plans, pursuant to the provisions of those plans, effective December 31, 2004.

8. SUBSEQUENT EVENTS

On April 15, 2005, the Company entered into a Share Exchange Agreement with SCI whereby SCI became a wholly-owned subsidiary of the Company.  Accounted for as a purchase transaction, the Company acquired all of the outstanding shares of SCI in exchange for one thousand (1,000) shares of the common stock and one (1) share of Class A preferred stock of the Company.  The Class A preferred share has no redemption value, is non-transferable and has no preference over common shareholders.  The Class A preferred share has voting rights initially equal to forty (40) percent of the total voting rights of all shareholders of the Company, such voting rights decline over a two (2) year period during which time the voting rights of the common shareholders will increase in the same amount so as to always equal one hundred (100) percent in the aggregate.

On April 23, 2005, the Compensation Committee approved the terms of an Employment Agreement with Mr. Perry Law, the former sole shareholder of SCI, whereby Mr. Law will serve as President of SCI for an initial term of five (5) years with additional one (1) year extensions and with an initial minimum base salary of CDN$150,000 per annum and other customary fringe benefits generally available to our executive employees.  Mr. Law will be eligible for annual incentive bonuses and other amounts that the Compensation committee may from time to time determine.  In connection with the employment agreement, Mr. Law was awarded 650,000 options to purchase the Company’s common stock at $0.15 per share, the fair value at time of issuance, as well as certain severance benefits.  These options vest in equal quarterly amount over a three (3) year period.

On April 23, 2005, the Compensation Committee approved the terms of an Employment Agreement with Mr. Stephen Platt, an employee of SCI, whereby Mr. Platt will serve as Vice President of SCI for an initial term of five (5) years with additional one (1) year extensions and with an initial minimum base salary of CDN$150,000 per annum and other customary fringe benefits generally available to our executive employees.  Mr. Platt will be eligible for annual incentive bonuses and other amounts that the Compensation committee may from time to time determine.  In connection with the employment agreement, Mr. Platt was awarded 650,000 options to purchase the Company’s common stock at $0.15 per share, the fair value at time of issuance, as well as certain severance benefits. These options vest in equal quarterly amount over a three (3) year period.

ROYCE BIOMEDICAL, INC.

Notes to Condensed Financial Statements (continued)

March 31, 2005

(unaudited)

8. SUBSEQUENT EVENTS (continued)

In April 2005, the Company entered into a ninety (90) day consulting agreement with the Hayde Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-three thousand (83,000) restricted shares of the common stock of the Company for these services valued at $830, the fair value of the Company’s common stock issued.  The Company has capitalized $830 into prepaid expenses upon issuance and will amortize this cost into operating expenses over the term of the agreement.

In April 2005, the Company entered into a ninety (90) day consulting agreement with the Sweeney Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-three thousand (84,000) restricted shares of the common stock of the Company for these services valued at $840, the fair value of the Company’s common stock issued.  The Company has capitalized $840 into prepaid expenses upon issuance and will amortize this cost into operating expenses over the term of the agreement.

 ITEM 2                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the United States Securities and Exchange Commission, its press releases and in its reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, entry into new geographic regions, and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”.

OVERVIEW

Royce Biomedical, Inc. (“Royce” or the "Company") was incorporated in Nevada on March 22, l995.

Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions. The Company assembled its diagnostic testing kits at its laboratory in Irvine, California. The Company closed this facility in April 1998. In order to penetrate the Chinese immunodiagnostic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. ("Xili") of the People's Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company. In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”), a British Columbia based security design and installation contractor.  Pursuant to a Share Exchange Agreement executed in April 2005, SCI became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company will cease all ongoing business relationships with Xili and will direct its efforts to effectively operate and expand in the security sector.

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

RESULTS OF OPERATIONS

For the three months and nine months ended March 31, 2005 and 2004, the Company has generated no revenues.

Operating expenses generally consist of salaries, professional fees and office related expenses for the day-to-day operation of the business and the preparation of the filing of periodic reports.  During fiscal 2004, the operating expenses included amortization expenses for the capitalized product license fees which were fully amortized as of June 30, 2004.

Operating expenses for the three months ended March 31, 2005 were $82,395 as compared with $38,966 for the three months ended March 31, 2004.  The increase was primarily attributable to $32,000 in compensation expense related to issuance of common shares to officers and directors, $27,540 in higher officer salaries and professional fees, and travel related expenses of $6,945, partially offset by amortization expenses in fiscal 2004 of $25,000 which did not occur in fiscal 2005.

Operating expenses for the nine months ended March 31, 2005 were $165,377 as compared with $118,231 for the nine months ended March 31, 2004.  The increase was primarily attributable to $32,000 in compensation expense related to issuance of common shares to officers and directors, $71,388 in higher officer salaries and professional fees, and increased travel and office related expenses of $17,758, partially offset by amortization expenses in fiscal 2004 of $75,000 which did not occur in fiscal 2005.

The Company has fully reserved its deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the nine months and three months ended March 31, 2005 and 2004, respectively. The net loss for the nine months and three months ended March 31, 2005 was $166,377 and $82,395, respectively as compared with a net loss of $118.231 and $38,966 for the nine months and three months ended March 31, 2004. The increase in net loss during fiscal 2005 as compared with fiscal 2004 was primarily due to the issuance of common shares for compensation and professional services in the aggregate amount of $74,000 and overall higher operating expenses, partially offset amortization expenses in fiscal 2004 which did not occur in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2005, net cash used in operating activities was $41,179 and net cash provided by financing activities was $39,153. There was no cash provided by investing activities.  The Company did not have any cash and cash equivalents at March 31, 2005.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

During the twelve months ending March 31, 2006 the Company will need approximately $500,000 in order to meet its ongoing expenses and existing obligations. The Company’s short term plan is to continue to ask its officers to defer payment of salaries, utilize its common stock where possible to pay for services and to seek further shareholder loans.  In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”), which supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  These costs will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005.  The Company has adopted revised SFAS No. 123R effective December 31, 2004, the implementation of which did not have a significant effect on the Company’s financial statement presentation or its disclosures.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the Staff’s views on a variety of matters relating to stock-based payments.  SAB107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.  Accordingly, the financials statements of the Company were prepared in conformity with this presentation requirement.

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

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four million (4,000,000) restricted shares of the Company’s common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten million (10,000,000) restricted shares of the

Company’s common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company and to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors.  The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company’s common stock.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 1, 2005 the Company issued to GEV 2000 KFT  four million (4,000,000) shares, at par value, of restricted common stock of the Company in full payment of $4,000 in value of the Company’s defaulted note assigned to GEV 2000 KFT.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 1, 2005 the Company issued Curvelo Trade and Finance, Ltd. (“Curvelo”) an aggregate of two million (2,000,000) shares, at par value, of restricted common stock of the Company, one million (1,000,000) shares of which was issued to pay for interest accrued and unpaid in the amount of $1,000 as of February 28, 2005 and one million (1,000,000) shares as forebearance by Curvelo, until March 31, 2005, not to seek legal remedy for the remainder of the note. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005 the Company issued to Ronald Vizutti four million five-hundred thousand (4,500,000) shares, at par value, of restricted common stock of the Company in full payment of $4,500 in value of the Company’s defaulted note assigned to Mr. Vizutti.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005 the Company  issued to Lindsay Akizuki four million five-hundred thousand (4,500,000) shares, at par value, of restricted common stock of the Company in full payment of $4,500 in value of the Company’s defaulted note assigned to Mr. Akizuki.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005 the Company issued to Patricia Hutchins five million (5,000,000) shares, at par value, of restricted common stock of the Company in full payment of $5,000 in value of the Company’s defaulted note assigned to Ms. Hutchins.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005 the Company issued to Gary Maygren three million (3,000,000) shares, at par value, of restricted common stock of the Company in full payment of $3,000 in value of the Company’s defaulted note assigned to Mr. Maygren.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005 the Company issued to Ralph Talbot four million (4,000,000) shares, at par value, of restricted common stock of the Company in full payment of $4,000 in value of the Company’s defaulted note assigned to Mr. Talbot.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 30, 2005, the Company entered into a ninety (90) day consulting agreement with E Priority Group, Inc. to provide business advisory services to the Company.  The Company issued one million (1,000,000) restricted shares of the common stock of the Company for these services valued at $1,000, the par value of the Company’s common stock.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On April 5, 2005, the Company entered into a ninety (90) day consulting agreement with the Hayde Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-three thousand (83,000) restricted shares of the common stock of the Company for these services valued at $830, the fair value of the Company’s common stock issued.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On April 5, 2005, the Company entered into a ninety (90) day consulting agreement with the Sweeney Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-four thousand (84,000) restricted shares of the common stock of the Company for these services valued at $840, the fair value of the Company’s common stock issued.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On April 15, 2005, the Company issued one thousand (1,000) shares of common stock to Mr. Perry Law in exchange for all the outstanding shares of Smart-tek Communications, Inc. of which Mr. Law was the sole shareholder.  These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults upon Senior Securities

(a) The Company failed to meet its obligations under a loan agreement on February 28, 2005 resulting in a default of the provisions of that loan including accelerating the due date to February 28, 2005. The Company issued an aggregate of 25,000,000 restricted shares of its common stock during March 2005 to retire this loan.

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

    32.2   Certification of Chief Financial Officer Pursuant to 18

            U.S.C. Section 1350.

(b)   Reports on Form 8-K

Registrant filed the following reports on Form 8-K during the quarter covered by this Report:

 Date of Report

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

February 14, 2005

Item 5.02

     Departure of Director; Election of Directors

March 1, 2005

Item 8.01

     Receipt of legal complaint

March 3, 2005

Items 2.04, 3.02   Default of loan agreement, Issuance of Shares to

      Settle default

March 7, 2005

Items 1.01, 3.02   Entry into Settlement Agreement , Issuance of  Shares

         Pursuant to Settlement Agreements

March 8, 2005

Item 1.01

     Entry into Letter of Intent to Purchase

          Smart-tek Communications, Inc.

April 19, 2005

Items 1.01, 2.01    Entry into Share Exchange Agreement to Purchase

  and 3.02

          Smart-tek Communications, Inc.

April 26, 2005

Item 8.01

     Press release of Registrant dated April 26, 2005

April 27, 2005

Item 1.01

     Employment Agreements with Mr. Law and Mr. Platt

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYCE BIOMEDICAL, INC.

Date:  May 13, 2005

 By: /s/ Joseph C. Sienkiewicz

       -----------------------------------

        Joseph C. Sienkiewicz

        Chief Financial Officer