Form 10KSB
period 2005-06-30
Smart-tek Solutions Inc
filed 2005-10-26
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X)      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 000-29895

SMART-TEK SOLUTIONS, INC.

Nevada                                           98-0206542

--------------------------                     ------------------------

              State or other jurisdiction                 (I.R.S.) Employer Identification No.

 of incorporation

Smart-tek Solutions, Inc.

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has files all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days.

Yes   X                  No    _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 2005: $320,999.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of June 30, 2005 was $25, 976,889 based on a share value of $0. 35 .

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005 was 106,219,683 shares.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

SMART-TEK SOLUTIONS, INC

FOR THE FISCAL YEAR ENDED
June 30, 2005

Index to Report
on Form 10-KSB

PART I

       Page

Item 1.

Description of Business

4

Item 2.

Description of Property

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

7

Item 6.

Management’s Discussion and Analysis or Plan of Operation

13

Item 7.

Financial Statements

22

Item 8.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

47

Item 8A.Controls and Procedures

47

Item 8B.Other Information

48

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

With Section 16(a) of the Exchange Act

48

Item 10.Executive Compensation

53

Item 11.Security Ownership of Certain Beneficial Owners and Management and

 Related Stockholder Matters

55

Item 12.Certain Relationships and Related Transactions

56

Item 13.Exhibits

57

Item 14.Principal Accountants Fees and Services

58

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

?

increased competitive pressures from existing competitors and new entrants;

?

increases in interest rates or our cost of borrowing or a default under any material debt agreements;

?

deterioration in general or regional economic conditions;

?

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

?

loss of customers or sales weakness;

?

inability to achieve future sales levels or other operating results; and

?

the unavailability of funds for capital expenditures

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

In this form 10-KSB references to "Smart-tek Solutions", "the Company", "we," "us," and "our" refer to SMART-TEK SOLUTIONS, INC.

PART I

Item I.  Description of Business

Smart-tek Solutions, Inc. (“STS” or the "Company"), formerly known as Royce Biomedical, Inc., was incorporated in Nevada on March 22, l995.

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

Commencing in December 2004, the Company replaced all of its Officers and Directors and embarked on an aggressive transition of the Company from biomedical to the security services sector.  The Company engaged various consultants to identify potential acquisitions in this market.

In April 2005, pursuant to a Share Exchange Agreement, Smart-tek Communications, Inc, a British Columbia, Canada based security contractor (“SCI”) became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company ceased all ongoing business relationships with Xili and commenced efforts to effectively operate and expand in the security sector.

In July 2005, the Company filed with the State of Nevada to change its corporate name to Smart-tek Solutions, Inc. pursuant to the Schedule 14c the Company filed on June 13, 2005.

The Company believes that there are significant opportunities for organic expansion and acquisitions in the security sector both in the near and far terms. The Greater Vancouver security sector, according to industry publications, is estimated to be one hundred million dollars ($100,000,000).

Market

Since the tragic terrorist events of September 11, 2001, the demand for more advanced commercial and residential security systems has increased significantly.  Smart-tek Communications Inc. has well positioned itself to become a market leader in integrated security, voice and data communication systems.

With its corporate headquarters located in Vancouver, British Columbia Canada, SCI has targeted the local market to focus their sales efforts.  We estimate that SCI is supplying over 45% of new downtown core construction projects.  With the continued aggressive growth of the downtown residential and commercial real estate market in the Greater Vancouver area, we feel the current market situation will only continue to grow, thereby providing SCI an opportunity to grow its business and client base.

Competition

We face significant competition from four or five competitors in our target market.  In general, we believe that our current primary competitive advantages include product and service quality at competitive pricing and our long-standing relationships with our customers as evidenced by its stellar customer retention.

Personnel

We currently have a total of 26 employees; 2 at STS and 24 at SCI. STS is primarily dependent upon our Officers and Directors. We intend to use the services of consultants to perform various professional services where cost-beneficial. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.  In addition, all of our SEC filings and press releases can accessed though our website (www.smart-teksolutions.com).

ITEM 2. Description of Property

We do not maintain an executive office but rather utilize the facilities, when required, of our operating subsidiary, SCI, located at: #10-11720 Voyageur Way, Richmond, BC, Canada, V6X 3G9 . The property is approximately 2,000 square feet and is a 36 month lease with a payment of approximately $1,250 per month.  We utilize a mail service for our corporate correspondence at 433 Town Center Suite 316, Corte Madera, CA 94925

ITEM 3. Legal Proceedings

The Company had received a Complaint from Hart & Trinen in the amount of $1,946.60 for unpaid legal fees.  Such complaint was disclosed in the Form 8-K the Company filed with the SEC on February 28, 2005 and is herein incorporated by reference.  On July 27, 2005, the Company settled such complaint with full payment of fees demanded in the complaint plus an additional $200 for filing costs requested by Hart & Trinen.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 27, 2005, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting. The majority shareholders voted "for" the following actions:

The election of the following five directors to the board of directors for a term of one year or until their successors are duly elected and qualified: Donald Gee, Joseph C. Sienkiewicz, Denis Gallant, Robert Vivacqua and Conrad Lacker;

The adoption of the Royce Biomedical, Inc. 2005 Stock Incentive Plan;

The adoption of the Amended and Restated Articles of Incorporation (“Restated Articles”) to increase the number of authorized shares of common stock from one hundred million (100,000,000) shares to five hundred million (500,000,000) shares;

The ratification of the appointment of DeVisser Gray Chartered Accountants as the Company's independent registered public accountants for the fiscal year ending June 30, 2005.

The change in our corporate name from Royce Biomedical, Inc. to Smart-tek Solutions Inc.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

(a) Market Information

The Company is eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "STTK". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

(b) Holders of Common Stock

As of October 10, 2005, we had approximately 440 shareholders of record of the 106,219,683 shares outstanding. As of June 30, 2005, the closing price of our shares of common stock was $0.35 per share.

(c) Dividends

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2005 Stock Incentive Plan

The following description applies to the stock incentive plan that was adopted on May 27, 2005; 1,300,000 options have been granted under this plan as of the date of this filing.

We have reserved for issuance an aggregate of 25,000,000 shares of common stock under the 2005 Stock Incentive Plan. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Officers (including officers who are members of the board of directors), directors and other employees and consultants of STS and its subsidiaries will be eligible to receive options under the stock incentive plan. The committee will administer the stock incentive plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock incentive plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock incentive plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock incentive plan), the date on which all options outstanding under the stock incentive plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Recent Sales of Unregistered Securities

On December 6, 2004, the Company entered into a consulting agreement with Farthingham Capital Corporation to provide corporate finance and merchant banking services to the Company, principally to arrange debt financing for the Company. The Company issued four million (4,000,000) restricted shares of the common stock of the Company for these services valued at $4,000, the par value of the Company's common stock These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

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

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four million (4,000,000) restricted shares of the Company's common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $4,000 per issuance. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten million (10,000,000) restricted shares of the Company's common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and as members of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $10,000 per issuance. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company, principally to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors. The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company's common stock These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 1, 2005 the Company, issued GEV 2000 KFT, 4,000,000 shares of its common stock at par value, in full payment of the $4,000 portion of the promissory note owned and presented for payment by GEV 2000 KFT resulting from the acceleration of the maturity date of the promissory note. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 1, 2005, the Company issued 1,000,000 shares of its common stock at par value to Curvelo Trade and Finance, Ltd in full satisfaction of the outstanding interest due and payable under the promissory note.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 1, 2005, Curvelo Trade and Finance, Ltd. was issued 1,000,000 common shares at par value pursuant to a forebearance agreement whereby Curvelo Trade and Finance, Ltd. agreed not to seek legal enforcement on the defaulted promissory note until March 31, 2005.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005, the Registrant issued to Vizzutti 4,500,000 shares of its common stock at par value, in full payment of the $4,500 portion of the Note owned by Vizzutti. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Registrant. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005, the Registrant issued to Akizuki, 4,500,000 shares of its common stock at par value, in full payment of the $4,500 portion of the Note owned by Akizuki. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Registrant. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005, the Registrant issued to Hutchins, 5,000,000 shares of its common stock at par value, in full payment of the $5,000 portion of the Note owned by Hutchins. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Registrant. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005, the Registrant issued to Maygren, 3,000,000 shares of its common stock at par value, in full payment of the $3,000 portion of the Note owned by Maygren. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Registrant. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 7, 2005, the Registrant issued to Talbot, 4,000,000 shares of its common stock at par value, in full payment of the $4,000 portion of the Note owned by Talbot. These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Registrant. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

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

On April 15, 2005, the Company issued one thousand (1,000) shares of common stock and one (1) share of Series A preferred stock to Mr. Perry Law in exchange for all the outstanding shares of Smart-tek Communications, Inc. of which Mr. Law was the sole shareholder.  These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On August 16, 2005 the Company issued Short 33,333 shares of its common stock, in full settlement of the CDN$16,000 (USD$13,333) owed Short as a Former Shareholder.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere herein.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates,

The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract based upon predictions of future outcomes, which include:

•

Estimates of total cost to complete the contract;

•

Estimates of contract schedule and completion date;

•

Estimates of the percentage the contract is complete; and

•

Amounts of any probable unapproved claims and change orders included in revenue

At the outset of each contract a detailed analysis of estimated cost to complete the contract is prepared.  Periodically evaluation of the estimated cost, claims, change orders and percentage of completion at the project level will be performed.  The recording of profits and losses on long-term contracts requires an estimate of the total profit and loss over the life of each contract.  This estimate requires consideration of contract revenue, change orders and claims, less cost incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction Type and Certain Production Type Contracts”.  Including probable unapproved claims in this calculation increases operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims.  Probable unapproved claims are recorded to the extent of costs incurred and include no profit element.  In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.  The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract.  Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contact losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.  On a quarterly basis, significant contracts are reviewed.  However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors.  These factors can affect the accuracy of our estimates and materially impact our future earnings.

The Company also provides various other services to customers not covered under construction contracts such as equipment repairs.  The revenue from the provision of these types of services is recorded once the specific job is complete.

The consolidated financial statements include the accounts of Smart-tek Solutions Inc. and its wholly-owned subsidiary, Smart-tek Communications Inc.  Significant inter-company transactions have been eliminated in consolidation.

Significant Customers

Through June 30, 2005, we received 33% of our revenues from two customers: King’s Landing Developments Ltd. and Pemberton Leasing Services.  Both of these two customers respectively represented more than 10% of revenues.  We believe we have a good relationship with these customers.

Principal Suppliers

The principal suppliers for the security equipment installed by SCI is Burtek Systems Inc., a Canada wide distributor and importer specializing in audio, video, security, access control and structured wiring products and Tevelec West Ltd.  These suppliers represent 69% of all purchases and each of these suppliers represent more than 10% of total purchases.

Results of Operations

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our recently acquired subsidiary as of April 15, 2005.

Revenue

Revenues increased by $320,999 in fiscal 2005 as compared with fiscal 2004.  There were no revenues reported for fiscal 2004, nor in fiscal 2005 until the acquisition of SCI.  All revenues reported are as a result of the operations of SCI.

Cost of Services

Cost of services increased by $261,790 in fiscal 2005 as compared with fiscal 2004.  There were no costs reported for fiscal 2004 nor in fiscal 2005 until the acquisition of SCI.  All of the cost of services reported is as a result of the operations of SCI.

Operating Expenses

Total operating expenses increased by $176,268 or 109% from $161,700 in fiscal 2004 to $337,967 in fiscal 2005. The increase in operating expenses was principally attributable to a $141,608 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with Messrs. Gee and Sienkiewicz in fiscal 2005. Additionally, travel and transportation expenses increased by $36,691 in the current year due to sales and marketing activities involving the Company’s wholly owned subsidiary along with a $66,848 increase in legal and accounting fees which were incurred as part of the acquisition process of SCI.  In fiscal 2004, we incurred $100,000 in amortization expenses related to expiration of licenses, which expense we did not incur in fiscal 2005.

Other Expenses

Total other expenses, including interest expense and financing costs, increased $7,337 from $0 in fiscal 2004 to $7,337 in fiscal 2005. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net Loss

Net loss increased by $124,396 or 77% from a net loss of $161,700 in fiscal 2004 to a net loss of $286,096 in fiscal 2005.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations for the last two years.  We have obtained our required cash resources principally through loans from shareholders.  We may not operate profitable in the near future or until such time as we fully assimilate the operations of SCI.

Management has specific plans to address the Company’s financial situation as follows:

•

In addition to the acquisition of SCI, we intend to continue to review opportunities for business combinations that will fit into our strategic plan

•

We believe that the officers of the Company will continue to defer payment of salaries until such time that cash flows improve.  Additionally, we will continue to pay for outside services with common shares where we deem appropriate

•

We believe that the quality of the SCI acquisition will lead to further organic growth and we intend to accelerate that growth where feasible

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability.  Our long term viability depends on our ability to grow the SCI business to fund the continuation of our consolidated business operations and to acquire additional operating entities that fit our strategic model.

Cash and cash equivalents decreased by $2,026 from $2,026 at June 30, 2004 to $0 at June 30, 2005.  Cash used for operating activities was $83,541 in fiscal 2005 as compared with $39,300 in fiscal 2004.  In Fiscal 2005, cash used in operating activities include the net loss, increases in accounts and contract retention receivable, decrease in costs on uncompleted contracts in excess of billings, increase in prepaid expenses, increase in accounts payable and accrued liabilities and an increase in billings on uncompleted contracts in excess of costs and estimated revenues.  Furthermore, the net loss in fiscal 2005 was partially offset by the following non-cash operating activities: depreciation, amortization of deferred compensation and issuance of common shares for services, compensation, interest payment and as part of a forbearance agreement.   In fiscal 2004, cash used in operating activities included the net loss partially offset by the amortization of licenses, decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

Cash provided by financing activities was $82,680 in fiscal 2005 and included funds provided from an increase of bank overdraft, funds provided from loans from a company officer and proceeds from loans received from shareholders. In fiscal 2004, financing activities provided $40,000 including proceeds from shareholders loans.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $286,096 and a negative cash flow from operations of $83,541 during the year ended June 30, 2005, and had a working capital deficiency of $637,726 and a shareholders’ deficiency of $340,956 at June 30, 2005.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company has adequate cash to fund anticipated needs through June 30, 2006 and beyond primarily as a result of our contract backlog at June 30, 2005 of $2,100,301 and contracts in the aggregate of $1,154,309 entered into subsequent to June 30, 2005.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

The Company's wholly owned subsidiary, Smart-tek Communications Inc. currently has a backlog schedule of $2,100,301 which represents revenues that will be derived from signed contracts that work has not been completed or work is yet to be commenced as at June 30, 2005.  Of the $2,100,301 in backlog, $1,343,189 represents the value of contracts signed but work has not yet begun as at June 30, 2005. Furthermore, SCI has entered into additional contracts valued at $1,154,390 from July 1, 2005 to September 30, 2005.

As a result of our recent acquisition of SCI providing an increased level of transactional revenues achieved in fiscal 2005, and the increased revenues to be received from recently executed contracts, we believe we currently have adequate capital resources to fund our anticipated cash needs through June 30, 2006 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated.

In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders.

Our contractual obligations, which are described elsewhere in our financial statements, have been summarized in the table below:

The Company’s wholly-owned subsidiary entered into a new operating lease for office space on March 1, 2005. The minimum payments required under these leases for each of the five years subsequent to June 30, 2005 are approximately as follows:

Year ending

                                                                  June 30

2006

     $15,364

2007

       15,364

2008

       10,242

2009

             -

2010

             -

The Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles.  The minimum payments required under the leases for each of the five years subsequent to June 30, 2005 are approximately as follows:

                                    Year ending

                                        June 30

2006        $ 24,640

2007           21,396

2008           19,702

2009             1,509

2010                    -

Recently Issued Accounting Pronouncements

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

Factors That May Affect Our Results

We have a general history of losses and may not operate profitably in the future.

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2005, our accumulated deficit was $(3,123,941). We believe that our planned growth and profitability will depend in large part on our ability to market our business and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

We may make acquisitions, which if proven unsuccessful, could negatively affect our future profitability and growth.

We believe the security landscape has created opportunities for us to invest in, or acquire boutique businesses in this industry. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including:

•

Diversion of management’s attention;

•

Failure to retain key acquired personnel; and

•

Risks associated with unanticipated events, circumstances or legal liabilities.

In addition, if the acquired businesses have operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings and therefore negatively impact our consolidated financial position, results of operations and cash flows.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2006 and beyond primarily as a result of our contract backlog at June 30, 2005 of $2,100,301 and contracts in the aggregate of $1,154,309 entered into subsequent to June 30, 2005.  However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

       • curtail our operations significantly;

       • sell significant assets;

       • seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

       • explore other strategic alternatives, including a merger or sale

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

       • market acceptance of and changes in demand for our products and services;

       • gain or loss of clients or strategic relationships;

       • announcement or introduction of new services and products by us or by our competitors;

       • our ability to build brand recognition;

       • timing of sales to customers;

       • price competition;

       • our ability to upgrade and develop systems and infrastructure to accommodate growth;

       • our ability to attract and integrate new personnel in a timely and effective manner;

       • general economic conditions, including economic conditions specific to the construction security services industries.

Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfall, which could harm our quarterly operating results. Because we only compete in the greater Vancouver BC market, we do not have the ability to predict future backlog with any certainty. Because of the above factors, you should not rely on period-to-period comparisons of results of operation as an indication of future performances.

Because we only operate in the greater Vancouver BC market, those customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

We have a limited geographic area where our customers account for a significant portion of our revenue. Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer. We may not obtain additional customers. The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.

If general economic and business conditions do not continue to expand, we may experience decreased revenue or lower growth rates.

We may face intense competition that could adversely affect our ability to generate revenues and profitability.

The demand for our services is expected to reflect dynamic growth over the next several years. We expect the demand will result in intense competition to provide these services. If we are not able to successfully execute our strategy, our business may be materially and adversely affected.

We may have difficulty managing growth.

Our development has required and is expected to continue to require, the full utilization of our management, financial and other resources, which to date has had limited working capital. Managing our growth will depend upon our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage executive staff and employees. We may not be able to efficiently scale our operations, and this failure to effectively manage growth may have a materially adverse effect on our operating results and financial condition.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results. We operate in a market that is intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

We may lose certain tax attributes as a result of our acquisition program.

At June 30, 2005, STS had available federal net operating loss (NOL) carry-forwards of approximately $2,957,909. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

ITEM 7. Financial Statements

Contents

Page

Report s of Independent Registered Public Accounting Firm s

24-25

Balance Sheets

26

Statements of Operations and Comprehensive Loss

27

Statements of Changes in Shareholder's Deficiency

28

Statements of Cash Flows

29

Notes to the Consolidated Financial Statements

30 - 46

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

We have audited the accompanying consolidated balance sheet of Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.) (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, changes in shareholder’s deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2005 and the results of their operations and  cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $286,096 and a negative cash flow from operations of $83,541 during the year ended June 30, 2005, and had a working capital deficiency of $ 637,726 and a shareholders’ deficiency of $340,956 at June 30, 2005.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida

October 3, 2005

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

"De Visser Gray"

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 22, 2004

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Balance Sheets

As at June 30, 2005 (Consolidated) and 2004

	2005	2004

Assets
Current assets
Current and cash equivalents	$-	$2,026
Accounts receivable	351,656	184
Contract retention receivable	68,803	-
Cost of uncompleted contracts in excess of billings	2,202	-
Prepaid expenses and deposits	15,673	-
Total current assets	438,334	2,210

Equipment, net of accumulated depreciation of $1,492	21,891	-

Other
Goodwill	451,311	-
	$911,536	$2,210

Liabilities
Current liabilities
Bank overdraft	$110,311	-
Accounts payable and accrued liabilities	367,842	99,322
Bonus payable	195,580	-
Billings on uncompleted contracts
in excess of costs and estimated revenues	255,605	-
Deferred revenue	9,340	-
Shareholder loans	81,076	41,923
Current portion of obligations under capital leases	1,165	-
Current portion of related party debt	55,141	25,000

Total current liabilities	1,076,060	166,245

Related party debt, net of current portion	176,432	-
Total liabilities	1,252,492	166,245

Shareholder Deficiency
Common stock: $0.001 par value, 500,000,000, shares
Authorized, 106,219,683 (includes 21,001,000 shares To be issued) and 5,051,683 issued and outstanding at June 30, 2005 and June 30, 2004 respectively	117,151	15,983
Preferred stock, $0.001 par value, 5,000,000 shares
Authorized, one (1) shares and zero (0) of Class A preferred issued and outstanding at June 30, 2005 and June 30, 2004	-	-
Additional paid in capital	2,854,330	2,657,827
Deferred compensation	(180,000)	-
Accumulated other comprehensive loss	(8,496)	-
Accumulated deficit	(3,123,941)	(2,837,845)
	(340,956)	(164,035)
	$911,536	$2,210

See accompanying notes to the consolidated   financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Statements of Operations and Comprehensive Loss

For the years ended June 30, 2005 (Consolidated) and 2004

	2005	2004

Revenue
Contract revenue	$294,679	$-
Services revenue	25,320	-
Other revenue	1,000	-
Total revenue	320,999	-

Cost of revenue and service delivery	261,790	-

Gross profit	59,209	-

Selling, general and administrative expenses
Management fees	40,010	-
Officer's salaries	117,298	30,700
Outside director's compensation	12,000	-
Facilities expense	20,233	9,800
Travel and transportation expense	36,691	-
Professional fees	88,048	21,200
Advertising and marketing expense	329	-
Insurance	5,752	-
Depreciation and amortization expense	1,492	100,000
Amortization of deferred compensation	15,000	-
Other operating expenses	1,115	-
	337,968	161,700

Operating loss	(278,759)	(161,700)

Other expense
Interest	(7,337)	-

Net loss	$(286,096)	$(161,700)

Currency translation adjustment	(8,496)	-

Comprehensive loss	$(294,592)	$(161,700)
Weighted average number of common shares and
equivalents, basic and diluted	45,402,193	5,051,683

Loss per share, basic and diluted	$(0.01)	$(0.03)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Statements of Changes in Shareholder’s Deficiency

For the years ended June 30, 2005 (Consolidated) and 2004

	Common Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated other Comprehensive loss	Total
Balance - July 1, 2003	5,051,683	$ 15,983	$ 2,657,827	$ (2,676,145)	-	-	$ (2,335)
Net Loss	-	-	-	(161,700)	-	-	(161,700)

Balance - June 30, 2004	5,051,683	15,983	2,657,827	(2,837,845)	-	-	(164,035)

Issuance of common stock for services	18,000,000	18,000	-	-	-	-	18,000
Issuance of common stock for debt settlement	25,000,000	25,000	-	-	-	-	25,000
Issuance of common stock for payment of interest	1,000,000	1,000	-	-	-	-	1,000
Issuance of common stock for forbearance agreement	1,000,000	1,000	-	-	-	-	1,000
Issuance of common stock for directors and officers compensation	32,000,000	32,000	-	-	-	-	32,000
Issuance of common stock for consulting fees	24,167,000	24,167	1,503	-	-	-	25,670
Issuance of common stock for acquisition of subsidiary	1,000	1	-	-	-	-	1
Issuance of stock options	-	-	195,000	-	(195,000)	-	-
Amortization of deferred compensation	-	-	-	-	15,000	-	15,000

Net loss	-	-		(286,096)	-	-	(286,096)

Currency translation adjustment	-	-	-	-	-	(8,496)	(8,496)

Balance - June 30, 2005	106,219,683	$ 117,151	$ 2,854,330	$ 3,123,941	$ (180,000)	$ (8,496)	$ (340,956)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Statements of Cash Flows

For the Years Ended June 30, 2005 (Consolidated) and 2004

	2005	2004

Operating activities

Net loss from operations	$ (286,096)	$ (161,700)
Adjustments to reconcile net loss to net cash provided by operations

Depreciation and amortization	1,492	100,000
Amortization of deferred compensation	15,000	-
Issuance of common shares for services	43,670	-
Issuance of common shares for compensation	32,000	-
Issuance of common shares for payment of interest	1,000	-
Issuance of common shares for forbearance agreement	1,000	-
Changes in operating assets and liabilities
Accounts receivable	(162,118)	-
Contract retention receivable	(9,992)	-
Costs of uncompleted contracts in excess of billings	5,070	-
Prepaid expenses and deposits	(13,714)	-
Accounts payable and accrued liabilities	108,144	22,200
Bonus payable	(8,160)
Billings on uncompleted contracts in excess of costs	188,430	-
Deferred revenue	733	-
Net cash used in operating activities	(83,541)	(39,500)

Financing activities
Increase in bank overdraft , net of overdraft acquired in acquisition	15,538	-
Proceeds from officer loans	25,045	-
Net proceeds from shareholders loan	46,131	40,000
Repayment of related party loan	(4,034)	-
Net cash provided by financing activities	82,680	40,000

Effects of exchange rates on cash	(1,165)	-

Net increase (decrease) in cash equivalents	(2,026)	500

Cash and cash equivalents, beginning of year	2,026	1,526

Cash and cash equivalents, end of year	$ -	$ 2,026

Non-cash investing and financing activities

On April 15, 2005, the Company acquired Smart-tek Communications Inc. for non-cash consideration of 1,000 shares of common stock and 1 share of Series A preferred stock	$ 1	$ -

Non-cash investing and financing activities

Interest paid	$ -	$ -

See accompanying notes to the consolidated financial statements

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

1.

Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Royce Biomedical Inc. was incorporated in Nevada on March 22, l995.

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

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At June 30, 2005, Xili USA, Inc. owns approximately 2.1% of the outstanding common shares of the Company.

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”), a British Columbia based security design and installation contractor.  Pursuant to a Share Exchange Agreement executed in April 2005, SCI became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company has ceased all ongoing business relationships with Xili and will direct its efforts to effectively operate and expand in the security sector.

Pursuant to the share exchange agreement, the Company issued 1,000 shares of its common stock and 1 share of Class A preferred stock in return for all outstanding shares of SCI.  The acquisition has been accounted for as a purchase (see Note 2) .

Smart-tek Communications Inc. was incorporated on October 29, 1996 in the Province of British Columbia, Canada.  The Company specializes in the design, sale, installation and service of security technology with electronic hardware and software products.  Projects range from residential and commercial developments to system upgrades and monitoring contracts.  Customers include major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities.  Currently, 100% of the Company’s operations are in Canada.

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. ("STS" or the "Company") to better reflect its new business activities.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The June 30, 2005 consolidated financial statements include the accounts of Smart-tek Solutions Inc. and its wholly-owned subsidiary, Smart-tek Communications Inc. since April 15, 2005, the date of acquisition. Significant inter-company transactions have been eliminated in consolidation.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s terms of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is no allowance for doubtful accounts as of June 30, 2005 and 2004.

Equipment

Equipment, including computer equipment under capital lease agreements, is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the related assets ranging from 3 to 5 years.  The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Financial Instruments

The Company’s financial instruments consist of accounts receivables, contract retention receivable, bank overdraft, accounts payable, accrued liabilities and related party loans. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Interest rate risk arises on the various rates at which the Company has obtained certain long-term debt and related party loans.  However, the Company expects to repay these obligations in full either at maturity or at terms set out in the specific agreements. Consequently, risk related to fluctuations on the bank prime is minimal.  The remaining balance of long-term debt, obligations under capital lease and amount due to related parties are based on fixed terms of interest.  The Company expects to repay these amounts in full, thereby minimizing interest rate risk.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Income taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases.  The Company reviews its deferred tax asset for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142 ,”Goodwill and Other Intangible Assets”.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lies are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Specific areas, among others, requiring the application of management’s estimates and judgement includes assumptions pertaining to credit worthiness of customers, percentage of completion and related costs for contracts in progress, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions.  Actual results could differ from estimates and assumptions made.

Revenue recognition

The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract based upon predictions of future outcomes, which include:

•

Estimates of total cost to complete the contract;

•

Estimates of contract schedule and completion date;

•

Estimates of the percentage the contract is complete; and

•

Amounts of any probable unapproved claims and change orders included in revenue

At the outset of each contract a detailed analysis of estimated cost to complete the contract is prepared.  Periodically evaluation of the estimated cost, claims, change orders and percentage of completion at the project level will be performed.  The recording of profits and losses on long-term contracts requires an estimate of the total profit and loss over the life of each contract.  This estimate requires consideration of contract revenue, change orders and claims, less cost incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction Type and Certain Production Type Contracts”.  Including probable unapproved claims in this calculation increases operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims.  Probable unapproved claims are recorded to the extent of costs incurred and include no profit element.  In all cases, the probable

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.  The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract.  Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contact losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.

On a quarterly basis, significant contracts are reviewed.  However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors.  These factors can affect the accuracy of our estimates and materially impact our future earnings.

The Company also provides various other services to customers not covered under construction contracts such as equipment repairs.  The revenue from the provision of these types of services is recorded once the specific job is complete.

Concentration of credit risk

Credit risk arises from the potential that a counterpart will fail to perform its obligations.  The Company is exposed to credit risk related to its accounts receivable and contract retention receivable.  The Company’s receivables are comprised of a number of debtors which minimizes the concentration of credit risk.  It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable and contract retention receivable.

Foreign currency translation

The functional currency of the Company is the United States dollar.  The Company’s Canadian subsidiary’s financial statements are translated into United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses.  Resulting exchange differences are accumulated as a component of accumulated other comprehensive loss.

Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholder’s deficiency.  The Company’s other comprehensive loss reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars

Stock-based compensation

The Company recognizes and measures the cost of services received in exchange for the issuance of common shares based upon the fair value of the services rendered and amortized over the period of time the services were performed or will be performed.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets’ carrying amounts.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”) and SAB No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) becomes effective for small business issuers as of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R).

The Company adopted SFAS No. 123 (R) during 2004.  The implementation of which did not have an effect on the Company’s consolidated financial statement presentation and disclosure.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which is an amendment to APB Opinion No. 29 (“SFAS No. 153”). It states that the exchanges on non-monetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $286,096 and a negative cash flow from operations of $83,541 during the year ended June 30, 2005, and had a working capital deficiency of $ 637,726 and a shareholders’ deficiency of $340,956 at June 30, 2005.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company has adequate cash to fund anticipated needs through June 30, 2006 and beyond primarily as a result of our contract backlog at June 30, 2005 of $2,100,301 and contracts in the aggregate of $1,154,309 entered into subsequent to June 30, 2005.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty .

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

2.

Acquisitions

On April 15, 2005, the Company entered into a Share Exchange Agreement with Smart-tek Communications, Inc. (“SCI”) and with the sole shareholder of SCI to acquire all of the outstanding shares of SCI.

In exchange for the SCI shares, the Company issued to SCI’s shareholder, 1,000 common shares and 1 Class A preferred share of the Company.  The preferred share will enable the holder to exercise the voting control of 40% of the Company upon issuance.  The remaining 60% voting control is to be assigned to the outstanding common shares of the Company.  Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period.  In addition, the voting power of such preferred share shall decrease over such two-year period so as to have 20% voting control 12 months after issuance, 10% voting control 18 months after issuance and zero voting control 24 months after issuance a which time the preferred shares will be redeemed by the Company for no consideration.

The acquisition was accounted for as a purchase and the results of SCI’s operations beginning April 16, 2005 are included in the accompanying consolidated statement of operations.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

The acquisition of SCI’s assets and liabilities has been recorded at their fair market value at the date of purchase.  The Company determined that the historical cost of the assets and liabilities acquired approximated their fair market values given the nature of the assets and liabilities acquired.  Purchase price allocation is as follows:

Valuation of shares of common stock and preferred stock

  $1

Assets acquired

276,012

Liabilities assumed

             (727,324)

                 451,312

Goodwill

$   451,311

The following is the proforma unaudited operating results of the Company had the acquisition occurred as of July 1, 2004:

Revenue

             $1,630,293

Cost of sales

  1,250,787

Gross margin

     379,506

Selling, general & administrative expenses

                 765,955

Operating loss

    (386,449)

Other expense

Interest

      (28,341)

Net loss

$(414,790)

3.

Contract Retention Receivable

Under the Builder’s Lien Act (British Columbia), for each contract or subcontract a holdback amount is retained by the customer equal to 10% of the greater of:

(a)

the value of the work or materials as they are actually provided under the contract or subcontract, and

(b)

the amount of any payment made on account of the contract or subcontract price.

On the request of a contractor or subcontractor, the payment certifier must, within 10 days after the date of the request, determine whether the contract or subcontract has been completed and, if the payment certifier determines that it has been completed, the payment certifier must issue a certificate of completion.

If a certificate of completion is issued with respect to a contract or subcontract, the holdback period expires at the end of 55 days after the certificate of completion is issued.

As of June 30, 2005 and 2004, contract retention receivables were $68,803 and nil respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

4.

Equipment

	Cost	Accumulated Depreciation	2005 Net Book Value	Cost	Accumulated Depreciation	2004 Net Book Value

Computer equipment and software	$ 899	$ 55	$ 844	$ -	$ -	$ -
Office furniture and Equipment	4,727	233	4,494	-	-	-
Leasehold improvements	15,617	1,111	14,506	-	-	-
Computer equipment under capital lease	2,140	93	2,047	-	-	-

	$ 23,383	$ 1,492	$ 21,891	$ -	$ -	$ -

5.

Bank Overdraft

At June 30, 2005, bank overdrafts covered by a revolving line of credit, were $101,991.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus

4.50% per annum, allows authorized bank overdrafts of up to $101,991 ($125,000 CDN) and is secured by a shareholder guarantee and property owned by a related party, the shareholder’s father.  As of June 30, 2005, the Company had written checks in excess of the operating line of credit in the amount of $8,320.

6.

Related Party Debt

	2005	2004
Long-term, unsecured loan from related party, bearing interest at 6.25%, payable in monthly payments of principal and interest of $2,451 through 2013. The loan is from a family member of a shareholder.	$175,005	$ -
Shareholder’s loans, unsecured, non-interest bearing with no fixed terms of repayment, due on demand	-	25,000
Advances from Company officer, non-interest bearing with no fixed terms of repayment, due on demand	25,045	-
Various related party loans, unsecured, non-interest bearing advances with no fixed terms of repayment, due on demand.	31,523	-

	231,573	25,000
less current portion	55,141	25,000
	$176,432	$ -

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

At June 30, 2005, long-term related party debt was payable as follows:

Year ending

            June 30, 2005

2006

$55,141

2007

  19,372

2008

  20,583

2009

  21,869

2010

  23,236

Thereafter,

   91,372

            $ 231,573

7.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, BIG> on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 and $ 41,923 as at June 30, 2005 and 2004 respectively.   During the year ended June 30, 2005 there were $39,153 in additional borrowing by the Company.

8.

Obligations under Capital Lease

The Company leases computer equipment used in its operations, which are required to be capitalized  in accordance with Statement of Financial Accounting Standards No.13

(“SFAS 13”).  SFAS 13 requires the capitalization of leases meeting certain criteria, with related assets being recorded in property, plant and equipment and an offsetting amount recorded as a liability.  The Company had $1,165 in total indebtedness relating to capital leases, all of which is due within the next twelve (12) months.

9.

Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2005 and 2004 as follows:

2005

2004

             Deferred tax asset, beginning

   $978,000

     $922,924

             Benefit of current year’s operating loss carryforward                  60,000                   55,076

             Deferred tax asset, ending

    $1,038,000

      $978,000

             Valuation allowance, beginning

    ( $978,000 )

      ( $922,924 )

             Current year’s provision                                                         (60,000)                 (55,076)

             Valuation allowance, ending

    ( $1,038,000 )

      ( $978,000 )

             Deferred tax asset, net                                                      $             -              $            -

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.  As of June 30, 2005 for Federal income tax purposes, the Company has approximately $2,957,909 in net operating loss carryforwards expiring through 2020.

At June 30, 2005, STS had available federal net operating loss (NOL) carry-forwards of approximately $2,957,909 Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

2005

2004

Tax at blended U.S. / Canadian statutory rates

( 35% )

( 35% )

Loss carryover

   35%

             35%

Tax recovery (expense)                                                   $             -              $            -

10.

Common Stock

At June 30, 2005, the Company is authorized to issue:

1)

5,000,000 shares of preferred stock, par value $0.001 per share

2)

500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2005, there are 106,219,683 shares of Common Stock outstanding.

Stock Issuances

On December 6, 2004, the Company entered into a consulting agreement with Farthingham Capital Corporation to provide corporate finance and merchant banking services to the Company, principally to arrange debt financing for the Company. The Company issued four million (4,000,000) restricted shares of the common stock of the Company for these services valued at $4,000, the par value of the Company's common stock.  The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

On December 7, 2004, the Company entered into a consulting agreement with Dublin Asset Protection A.G. to provide corporate finance and merchant banking services to the Company, principally to arrange equity financing for the Company. The Company issued five million (5,000,000) restricted shares of the common stock of the Company for these services valued at $5,000, the par value of the Company's common stock. The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

On December 8, 2004, the Company entered into a consulting agreement with Essex Property Management, Ltd. ("Essex") to provide professional services to the Company, principally to identify, recruit and introduce two (2) acceptable candidates to the Board of Directors for service on the Company's Board. As Essex had satisfied the terms of the agreement effective December 5, 2004, the Company issued nine million (9,000,000) restricted shares of the common stock of the Company for these services valued at $9,000, the par value of the Company's common stock. The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

Effective February 1, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of four million (4,000,000) restricted shares of the Company's common stock to each of Messrs. Gallant, Lacker and Vivacqua who are non-executive members of the Board of Directors, in their capacity as a member of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $4,000 per issuance.  The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

On February 11, 2005, the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, the issuance of ten million (10,000,000) restricted shares of the Company's common stock to each of Messrs. Gee and Sienkiewicz in their capacity as executive officers of the Company and members of the Board of Directors. The Company has valued each of these issuances at the par value of the restricted common shares issued of $10,000 per issuance.  The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

On February 14, 2005, the Company entered into a one year consulting agreement with Palm Coast Funding LLP to provide business advisory services to the Company, principally to identify acceptable merger, acquisition or venture candidate companies to the Board of Directors. The Company issued twenty-three million (23,000,000) restricted shares of the common stock of the Company for these services valued at $23,000, the par value of the Company's common stock.  The Company determined that the par value of shares issued approximated their market value based upon the value of services received.

On March 1, 2005 the Company, issued in the aggregate 25,000,000 shares of its common stock to various individuals and entities as part of various debt settlement agreements to settle a $25,000 note payable previously recorded as a current liability in the Company’s financial statements.

On March 1, 2005, the Company issued 1,000,000 shares of its common stock at par value to Curvelo Trade and Finance, Ltd in full satisfaction of the outstanding interest due and payable under a promissory note.

On March 1, 2005, Curvelo Trade and Finance, Ltd. was issued 1,000,000 common shares at par value pursuant to a forbearance agreement whereby Curvelo Trade and Finance, Ltd. agreed to not to seek legal enforcement on the defaulted promissory note until March 31, 2005. .

On March 30, 2005, the Company entered into a ninety (90) day consulting agreement with E Priority Group, Inc. to provide business advisory services to the Company.  The Company issued 1,000,000 restricted shares of the common stock of the Company for these services valued at $1,000, the par value of the Company’s common stock.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

On April 5, 2005, the Company entered into a ninety (90) day consulting agreement with the Hayde Family Revocable Trust to provide business advisory services to the Company.  The Company issued 83,000 restricted shares of the common stock of the Company for these services valued at $830, the fair value of the Company’s common stock issued.

On April 5, 2005, the Company entered into a ninety (90) day consulting agreement with the Sweeney Family Revocable Trust to provide business advisory services to the Company.  The Company issued eighty-four thousand (84,000) restricted shares of the common stock of the

Company for these services valued at $840, the fair value of the Company’s common stock issued.

On April 15, 2005, the Company issued one thousand (1,000) shares of common stock to Mr. Perry Law in exchange for all the outstanding shares of Smart-tek Communications, Inc. of which Mr. Law was the sole shareholder In addition, Mr. Law was issued one (1) share of Class A preferred stock which has no ownership rights but only voting rights on a 2 year declining scale; on date of issuance, the voting power was 40% of the total voting power of all share classes, common and preferred.

Preferred Stock

Pursuant to the share exchange agreement date April 15, 2005, the Company agreed to issue one share of Class A preferred stock to the sole shareholder of SCI, Perry Law.  The preferred share will enable the holder to exercise the voting control of 40% of the Company upon issuance.  The remaining 60% voting control is to be assigned to the outstanding common shares of the Company.  Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period.  In addition, the voting power of such preferred share shall decrease over such two-year period so as to have 20% voting control 12 months after issuance, 10% voting control 18 months after issuance and zero voting control 24 months after issuance a which time the preferred shares will be redeemed by the Company for no consideration.

Stock Options

During fiscal 2005, pursuant to provision under the plans, the Company’s Board of Directors cancelled all existing stock option and incentive plans.

2005 Stock Incentive Plan

The following description applies to the stock incentive plan that was adopted on May 27, 2005; 1,300,000 options have been granted under this plan as of the date of this filing.

We have reserved for issuance an aggregate of 25,000,000 shares of common stock under the 2005 Stock Incentive Plan. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Officers (including officers who are members of the board of directors), directors and other employees and consultants of STS and its subsidiaries will be eligible to receive options

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

under the stock incentive plan. The committee will administer the stock incentive plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock incentive plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock incentive plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock incentive plan), the date on which all options outstanding under the stock incentive plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

During the year ended June 30, 2005, the Company entered into employment agreements with the President and Vice-President of its wholly owned subsidiary, Smart-tek Communications Inc.  Pursuant to these agreements, the Company issued 650,000 options to purchase its common stock at a price of $0.15 per share to each of the President and Vice-President of SCI. The options vest in equal quarterly instalments over a 3 year period from the grant date and are exerciseable over a 10 year period.

For the year ended June 30, 2005, in accordance with APB No. 25, the intrinsic value of the 1,300,000 stock options granted under this plan is $195,000 and was recorded as deferred compensation and additional paid-in capital in the accompanying financial statements (and is being amortized over the vesting periods of the options).  Amortization of the deferred compensation related to these stock options totalled $15,000.

At June 30, 2005, options outstanding are as follows:

Average

Shares              Exercise Price

Balance at July 1, 2004

     -

   -

Granted

1,300,000

$0.15

Exercised

     -

   -

Cancelled

     -

   -

Balance at June 30, 2005

1,300,000

$0.15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

Additional information regarding options outstanding as of June 30, 2005 is as follows:

		Options outstanding		Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercising price	Number exercisable	Weighted average exercise price
$0.15	1,30,000	9.75	$0.15	-	-

11.

Costs and Estimated Earnings on Uncompleted Contracts

     2005

          2004

Costs incurred on uncompleted contracts                            $235,933

        $           -

Estimated earnings                                                             165,461                              -

                                                                                  401,394                            -

Less: Billings to date                                                           654,797                              -

                                                                              $(253,403)              $             -

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings           $     2,202                $             -

Billings on uncompleted contracts in excess of costs

and estimated revenues                                                     (255,605)                               -

                                                                             $(253,403)                $              -

12.

Related Party Transactions

Management fees include $20,005 and $nil in 2005 and 2004, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $97,298 and $30,705 in 2005 and 2004, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

Officers’ salaries also include $20,000 in expense for the year ended June 30, 2005, the value of the Company’s common stock issued to the Company’s chief executive and chief financial officers.

Outside director compensation includes $12,000 in expense for the year ended June 30, 2005, the value of the Company’s common stock issued to the independent members of the Company’s board of directors as compensation.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president.  Under the terms of the stock option agreements, the Company recorded deferred compensation of $195,000, of which, $15,000 has been amortized during the year ended June 30, 2005.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2005

During the year ended June 30, 2005, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.

13.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2005 and from contractual agreements on which work has not yet begun.

Balance at April 15, 2005, date of acquisition      $  1,767,288

New contracts, April 16 to June 30, 2005                   627,692

Less: Contract revenue earned from April 16

           to June 30, 2005                                           (294,679)

Balance, June 30, 2005                                      $  2,100,301

In addition, between July 1, 2005 and September 30, 2005, the Company entered into additional contracts with anticipated revenues of approximately $1,154,390.

14

Commitments

Operating leases

The Company’s wholly-owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.   The minimum payments required under these leases for each of the five years subsequent to June 30, 2005 are approximately as follows:

                                        Year ending

                                            June 30

2011

     $15,364

2012

       15,364

2013

       10,242

2014

             -

2015

             -

The Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles.  The minimum payments required under the leases for each of the five years subsequent to June 30, 2005 are approximately as follows:

                                                   Year ending

                                        June 30

2006  $ 24,640

2007     21,396

2008     19,702

2009       1,509

2010            -

Employment agreements

The Company’s wholly-owned subsidiary entered into new employment agreements in April 2005 for a term from April 23, 2005 to April 23, 2008.  Under the terms of the agreements, the

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2005

Company is committed to pay the president and vice president annual salaries of $120,027 along with annual car allowances of $11,523.

The Company entered into employment agreements with its chief executive and chief financial officers.  Under the terms of the agreements, the Company is committed to pay the chief executive and chief financial officers annual salaries of $120,000 and $84,000 respectively, post April 15, 2005.

15.

Concentrations of risk

At June 30, 2005, two significant customers accounted for 42% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

In 2005, two significant customers accounted for 33% of revenue and each of these customers individually accounted for more than 10% of revenue.

During 2005, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

In 2005, two significant suppliers accounted for 69% of purchases.

16.

Deferred compensation

Pursuant to employment agreements entered into between the Company’s wholly-owned subsidiary and its president and vice-president, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share to each the president and vice-president of SCI.  The options vest in equal quarterly instalments over a three (3) year period.  The Company has recorded the value of the options, $180,000, as deferred compensation and has recorded compensation expense of $15,000 to recognize the value of the first quarterly vested stock options.

17.

Subsequent Events

In July 2005, the Company completed the process to have its name changed from Royce Biomedical Inc. to Smart-tek Solutions Inc. to better reflect its business activities.

On August 12, 2005, the Company accepted a settlement agreement with  Mr. Richard Short (“Short”), a former Shareholder, whereby the Company would issue to Short 33,333 shares of the Company’s common stock in lieu of a cash payment to Short of CDN $16,000(USD$13,333) for the 8,000 shares rescinded by Short in 1997. This settlement was inclusive of Short and the Company and did not include any of the former officers, directors or employees of the Company, as individuals.  On August 16, 2005 the Company issued Short 33,333 shares of its common stock, in full settlement of the CDN$16,000 (USD$13,333) owed Short as a former Shareholder.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

Subsequent to June 30, 2005, the Company’s chief executive officer paid expenses on behalf of the Company that are recorded in accounts payable as at June 30, 2005.

The Company had received a Complaint from Hart & Trinen in the amount of $1,946.60 for unpaid legal fees. Such complaint was disclosed in the Form 8-K the Company filed with the SEC on February 28, 2005 and is herein incorporated by reference. On July 27, 2005, the Company settled such complaint with full payment of fees demanded in the complaint plus an additional $200 for filing costs requested by Hart & Trinen.

ITEM 8 – Changes in and Disagreements with Accountants on Accounting and

      Financial Disclosure

The independent registered public accountants for the Registrant is the firm of Weinberg & Company who were engaged on September 8, 2005. Prior to that, the accountants for the Registrant was the firm of DeVisser Gray Chartered Accountants. The decision to change accountants was necessitated by the resignation of DeVisser Gray Chartered Accountants on September 6, 2005 having elected not to provide services to clients with significant operations that are required to report to the Securities Exchange Commission. DeVisser Gray Chartered Accountants had been the Company's independent registered public accountants since the year 2004. The appointment of Weinberg & Company was recommended by the Audit Committee and approved by the Board of Directors.

Prior to the engagement of DeVisser Gray Chartered Accountants, the principal accountants for the Company was Cinnamon Jang Willoughby & Company whose services were terminated by the Company as of May 31, 2004. The principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Cinnamon Jang Willoughby & Company was approved by the Board of Directors.

The report of the Company's independent registered public accountants, covering the fiscal years ended June 30 2005 and June 30, 2004, did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles.

In connection with the audits of the two most recent fiscal years and during any subsequent interim period preceding the resignations of DeVisser Gray Chartered Accountants and Cinnamon Jang Willoughby & Company, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent registered public accountants' satisfaction.

ITEM 8A - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in rules

13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to Smart-tek Solutions, Inc. that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – Other Information

None.

ITEM 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Organization of the Board of Directors

As of June 30, 2005, our directors were as follows:

DONALD GEE was elected as Chairman of the Board on December 2, 2004 and appointed to the position of President and Chief Executive Officer also on December 2, 2004.  Mr. Gee, has worked as Chief Financial Officer for a Toronto Stock Exchange listed gaming company and financial advisor to a national aerospace company. He is President of Cantech Capital Corp. for over 10 years. Cantech Capital Corp. provides financial and management consulting services to both private and publicly listed companies, primarily in Canada, and has over 25 years experience as a Chartered Accountant. He was the principal founder of Gee & Company Chartered Accountants, a successful Vancouver public accounting firm. Mr. Gee has served on the boards of several public companies and his chief strengths include the ability to identify, develop and implement successful corporate strategies. He is a member of the Chartered Accountants of BC and a member of the Canadian Institute of Mining and Metallurgy. Mr. Gee currently serves Chief Financial Officer of Acero-Martin Exploration Inc.(a TSX Venture listed public company), President of Yankee Hat Minerals Ltd . (a TSX Venture listed public company) and President of Madalena Ventures Inc. (a CNQ listed public company ).

JOSEPH C. SIENKIEWICZ was elected to our Board of Directors on December 2, 2004 and was appointed the company’s Chief Financial Officer also on December 2, 2004. Mr. Sienkiewicz has served in executive management positions of various private and public companies since leaving KPMG in 1983, most recently serving as Chief Financial Officer of Capital West Funding Partners Inc. in addition to being the President of Abaco Holdings, LLC, a private venture company. Mr. Sienkiewicz, a certified public accountant also holds a Masters degree in Federal Taxation.  Mr. Sienkiewicz is a member of the New York and New Jersey Societies of Certified Public Accountants, the American Institute of Certified Public Accountants and the Financial Executives Institute.

DENIS GALLANT was elected to our Board of Directors on December 5, 2004.  Mr. Gallant currently serves as Chairman of our Audit Committee and is member of the Board’s Compensation Committee.  Mr. Gallant previously served as Chief Financial Officer of InteliSys Aviation Systems of America Inc., a public company specializing in aviation industry software development.  Mr. Gallant comes with over 10 years of experience in the finance and accounting field.  Denis has gained many years of valuable experience holding various senior positions in finance within companies reporting to the Securities and Exchange Commission of the United States such as InteliSys. Mr. Gallant speaks two languages and holds a Bachelor of Business Administration degree with a Major in Accounting.

ROBERT VIVACQUA was elected to the Board of Directors on December 2, 2004.  Mr. Vivacqua currently serves on our Audit Committee.   Mr. Vivacqua has been engaged for the past seven years as a consultant for Manulife Financial in addition to his position as a partner in a small independent Venture Capital firm, RJ Sterling Venture Capital, providing consulting services for individual investors in the areas of financial/estate planning, and mortgage facilitation as well as assisting and providing a wide range of services to small and mid size corporations. Mr. Vivacqua has also worked within several large and medium sized firms within the investment industry including Bank of America and Elliott & Page Mutual Funds, which eventually amalgamated into Manulife Financial. Additionally, Mr. Vivacqua has facilitated financing transactions for small to mid-sized private and public companies through his extensive contacts within the investment industry and RJ Sterling Venture Capital.

CONRAD LACKER was elected to our Board of Directors on December 5, 2004.  Mr. Lacker currently serves as Chairman of our Compensation Committee.  Mr. Lacker has been a merchandising and sales professional all of his business career. Prior to founding TC Kidco Inc., he was the founder and President of Suzy Creamcheese (Canada) Ltd., a retail chain. The company controlled in excess of 50 stores in Canada and Hawaii, USA. After selling his interest in Suzy Creamcheese (Canada) Ltd., in 1987, he has been active as an investor in a variety of companies. He has a proven track record with startup business concepts. Currently he is Director of Yankee Hat Minerals Ltd., a TSX Venture publicly listed mineral exploration company.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The Audit Committee, which held regular meetings in fiscal 2005, currently consists of Mr. Gallant, Mr. Vivacqua, and Mr. Lacker, each of whom are qualified to serve on the Audit Committee. Mr. Gallant currently serves as the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Gallant is qualified to serve as the Company’s audit committee financial expert, as such term is defined in Item 401 of Regulation S-B. All members of the Audit Committee are independent directors, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Audit Committee’s primary functions are to oversee the integrity of our financial statements, our compliance with legal and regulatory reporting requirements, appoint a firm of independent registered public accountants whose duty it is to audit our financial records for the fiscal year for which it is appointed, evaluate the qualifications and independence of the independent auditors, and determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that our financial statements are complete

Compensation Committee

The role of the Compensation Committee is to prepare and submit compensation matters to the Board of Directors for consideration.  The Compensation Committee will be responsible for determining the appropriate compensation to be offered to our officers and directors as well as administer the Smart-tek Solutions, Inc. 2005 Stock Incentive Plan.  The Compensation Committee members are: Conrad Lacker, Chairman of the committee, Donald Gee and Denis Gallant.  Messrs. Gallant and Lacker are non-employee members of the Board of Directors.  Mr. Gee is the President, CEO and Chairman of the Board.

Executive Officers

As of June 30, 2005, the following persons were our executive officers:

Information concerning Messrs. Gee and Sienkiewicz is provided under the section captiond “Organization of the Board of Directors”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

Based solely upon our review of Forms 3, 4 and 5, the following transactions were not reported on a timely basis:

On December 21, 2004, Joseph Sienkiewicz filed a Form 3 to disclose his initial ownership of zero (0) shares.

On February 15, 2005, Joseph Sienkiewicz filed a Form 4 to disclose his ownership of ten million (10,000,000) shares.

On December 22, 2004, Donald Gee filed a Form 3 to disclose his initial ownership of zero (0) shares.

On February 15, 2005, Donald Gee filed a Form 4 to disclose his ownership of ten million (10,000,000) shares.

On February 23, 2005 Denis Gallant filed a Form 3 to disclose his initial ownership of zero (0) shares.

On February 23, 2005 Denis Gallant filed a Form 4 to disclose his ownership of  four million (4,000,000) shares.

On March 9, 2005 Robert Vivacqua filed a Form 3 to disclose his initial ownership of zero (0) shares.

On March 9, 2005 Robert Vivacqua filed a Form 4 to disclose his ownership of  four million (4,000,000) shares.

On March 1 , 2005  Conrad Lacker filed a Form 3 to disclose his initial ownership of zero (0) shares.

On March 1, 2005 Conrad Lacker filed a Form 4 to disclose his ownership of  four million (4,000,000) shares.

Based on the Company’s review of Forms 3, 4 and 5, it has been determined that the following individuals and/or entities failed to file the forms required as per Section 16(a) of the Exchange Act;

Kathy Jiang, Ken Pappas, Gregory Sharpe and Yan Xiao Wen failed to file the Forms 3, 4 and 5 to disclose their share ownership; and

Quantrum Assets Limited failed to file their Form 13G to disclose their share ownership.

For the fiscal year ended June 30, 2005, Robert Vivacqua and Conrad Lacker failed to file Form 5 to disclose their ownership

Code of Ethics

In June 2004, our Board of Directors adopted a Code of Business Conduct and Ethics governing its Chief Executive Officer, Chief Financial Officer, its other executive officers, the Board of Directors and employees. The Board is undertaking the taskof updating this Code of Ethics during fiscal 2006. We intend to disclose on our website any waivers or amendments to our Code of Business Conduct and Ethics within five business days of such action.

ITEM 10 – Executive Compensation

Executive Compensation and Related Information

The following table sets forth compensation for services rendered in all capacities to Smart-tek Solutions, Inc. for the three fiscal years ended June 30, 2005 for our Chief Executive Officer and the four most highly compensated executive officers as of June 30, 2005 whose total annual salary and bonus for fiscal 2005 exceeded $100,000 (collectively, the “Named Officers”)

(a)

Mr. Gee was appointed President and Chief Executive Officer on December 2, 2004 upon the resignation of Kathy Jiang.  Mr. Gee’s 2005 compensation was accrued but unpaid in 2005

(b)

Kathy Jiang served as President and Chief Executive Officer from April 1999 until December 2004; $71,032 of her salary has been accrued but remains unpaid in 2005.

Stock Options

None of our executive officers were issued stock options.

Compensation of Directors

Each non-employee director does not receive a fee for attendance at each meeting of the Board of Directors; these directors are reimbursed only for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the committees thereof.

Each non-employee director was granted 4,000,000 shares of the common stock of the Company, valued at $4,000 on date of issuance, as compensation for service on the Board during the upcoming year.

Employment Contracts, Termination of Employment and Change in Control Agreements

We have entered into executive employment agreements with Donald Gee, our Chief Executive Officer and Joseph C. Sienkiewicz, our Chief Financial Officer.  Mr. Gee receives an annual base salary of $60,000 per year and Mr. Sienkiewicz receives an annual base salary of $36,000 per year. Once an acquisition of a company with a minimum of $1,000,000 in revenues is completed, Messrs. Gee’s and Sienkiewicz’s annual base compensation increases to $120,000 and $84,000, respectively.  This event occurred with the acquisition of SCI on April 15, 2005. The agreements with Messrs. Gee and Sienkiewicz are for three year initial terms, terminating December 2, 2007.  The agreements provide that the executives are entitled to bonuses to the extent determined by our Board of Directors, and to participate in employee benefit programs, including our stock option plan and annual increases of not less than 10% during the term of the agreements.

Each agreement provides for automatic one year renewal terms, unless a party provides notice of termination at least 90 days prior to the end of the initial or any renewal term. Each agreement contains usual and customary grounds for termination by us, and may be terminated by the executive for good reason. In the event we terminate the agreement without cause, the executive terminates the agreement for good reason, or in the event we experience a change in control (as defined in the agreement), we must pay the executive a lump sum in an amount of up to two years' salary at his then current rate. Each agreement also contains confidentiality provisions designed to protect confidential information imparted to the executive during the course of his employment. The executive also assigns all of his rights to inventions created by the executive during the course of his employment. Each agreement also contains a one-year restrictive covenant following termination of the agreement, restricting the executive from competing against us or soliciting our employees.

ITEM 11 – Security Ownership of Certain Beneficial Owners and Management and Related   Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 30, 2005, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Smart-tek Solutions Inc, 433 Town Center, Suite 316, Corte Madera, CA 94925.

(1)

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable.

(2)

Applicable percentage ownership of common stock is based on 106,219,683 shares of common stock issued and outstanding as of June 30, 2006.  Class A Preferred Stock, at June 30, 2005, had 40% of the voting power of all common and preferred shares issued.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 30, 2005 are deemed outstanding.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plan for fiscal 2005:

The Company’s 2005 Stock Incentive Plan is our only equity plan that has been approved by our shareholders and is our only plan in effect and with options outstanding.

ITEM 12 – Certain Relationships and Related Transactions

Management fees include $20,005 and $nil in 2005 and 2004, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $97,298 and $30,705 in 2005 and 2004, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

Officers’ salaries also include $20,000 in expense for the year ended June 30, 2005, the value of the Company’s common stock issued to the Company’s chief executive and chief financial officers.

Outside director compensation includes $12,000 in expense for the year ended June 30, 2005, the value of the Company’s common stock issued to the independent members of the Company’s board of directors as compensation.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president.  Under the terms of the stock option agreements, the Company recorded deferred compensation of $195,000, of which, $15,000 has been amortized during the year ended June 30, 2005.

During the year ended June 30, 2005, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.

ITEM 13 – Exhibits

The exhibits below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit
Number		Description

3.1	(1)	Articles of Incorporation as amended
3.2	(1)	Bylaws
4.1	(1)	Incentive Stock Option Plan
4.2	(1)	Incentive Stock Option Plan
4.3	(1)	Stock Bonus Plan
16.1	(1)	Letter from HLB Cinnamon Jang Willoughby & Company

3.3		Certificate of Amendment to Certificate of Incorporation
		filed July 20, 2005
4.4		2005 Stock Incentive Plan

10.1	(2)	Employment Agreement with Donald Gee dated December 2, 2004
10.2	(2)	Employment Agreement with Joseph C Sienkiewicz dated December 2, 2004
10.3	(2)	Consulting Agreement with Farthingham Capital Corporation dated December 6, 2004
10.4	(2)	Consulting Agreement with Dublin Asset Protection A.G. dated December 7, 2004
10.5	(2)	Consulting Agreement with Essex Property Management dated December 8, 2004
10.6	(2)	Consulting Agreement with Palm Coast Funding LLP dated February 14, 2005
10.11	(3)	Settlement Agreement with Curvelo Trade & Finance Ltd dated March 1, 2005
10.12	(3)	Forebearance Agreement with Curvelo Trade & Finance Ltd dated March 1, 2005
10.13	(3)	Settlement Agreement with GEV 2000 KFT dated March 1, 2005
10.20	(4)	Settlement Agreement with Ronald Vizzutti dated March 3, 2005
10.21	(4)	Settlement Agreement with Lindsay Akizuki dated March 3, 2005
10.22	(4)	Settlement Agreement with Patricia Hutchins dated March 3, 2005
10.23	(4)	Settlement Agreement with Gary Maygren dated March 3, 2005
10.24	(4)	Settlement Agreement with Ralph Talbot dated March 3, 2005
10.25	(4)	Promissory Note dated September 30, 2002 in favor of XILI USA, Inc.
10.26	(5)	Letter of Intent between Smart-tek Communications and Registrant
10.27	(6)	Share Exchange Agreement between Registrant and Smart-tek Communication, Inc
		dated April 15, 2005
10.28	(7)	Employment Agreement with Perry Law dated April 23, 2005
10.29	(7)	Employment Agreement with Stephen Platt dated April 23, 2005
10.30	(8)	Settlement Agreement with Richard Short dated August 12, 2005
10.31	(9)	Stock Option Grant to Perry Law dated April 23, 2005
10.32	(9)	Stock Option Grant to Stephen Platt dated April 23, 2005
10.33		Consulting Agreement with E Priority Group Inc. dated March 30, 2005
10.34		Consulting Agreement with The Sweeney Family Revocable Trust dated April 5, 2005
10.35		Consulting Agreement with The Hayde Revocable Family Trust dated April 5, 2005

16.2	(10)	Letter from DeVisser Gray Chartered Accountants dated September 7, 2005

31.1		Section 302 Certification of our Chief Executive Officer
31.2		Section 302 Certification of our Chief financial Officer
32.1		Section 906 Certification of our Chief Executive Officer
32.2		Section 906 Certification of our Chief financial Officer

		(1) Incorporated herein by reference to Registrant's Registration Statement on Form 10-SB,
		filed September 28, 1995 (File No. 0-29895)
		(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-QSB,
		for the period ended December 31, 2004, filed on February 22, 2005 (File No. 0-29895)
		(3) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on March 3, 2005 (File No. 0-29895)
		(4) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on March 7, 2005 (File No. 0-29895)
		(5) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on March 8, 2005 (File No. 0-29895)
		(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on April 19, 2005 (File No. 0-29895)
		(7) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on April 27, 2005 (File No. 0-29895)
		(8) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on August 16, 2005 (File No. 0-29895)
		(9) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on August 22, 2005 (File No. 0-29895)
		(10) Incorporated herein by reference to Registrant's Current Report on Form 8-K,
		filed on September 8, 2005 (File No. 0-29895)

ITEM 14 – Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg & Company for the audit of our financial statements for the fiscal year ended June 30, 2005  was $22,000.

The aggregate fees billed for professional services rendered by DeVisser Gray Chartered Accountants for the audit of our financial statements for the fiscal year ended June 30, 2004, and the reviews of the financial statements included in our Forms 10- QSB for fiscal year 2005 was $4,925.

Audit— Related Fees

None.

Tax Fees

None

All Other Fees

There were no other fees billed for services rendered by Weinberg & Company not reportable as Audit Fees, Audit Related Fees or Tax Fees for the fiscal year ended June 30, 2005.

There were no other fees billed for services rendered by DeVissser Gray Chartered Accountants not reportable as Audit Fees, Audit Related Fees or Tax Fees for the fiscal year ended June 30, 2004.

Audit Committee Pre-Approval Policies

The Audit Committee has established a policy intended to clearly define the scope of services performed by our independent auditors for non-audit services. This policy relates to audit services, audit-related services, tax and all other services which may be provided by our independent auditor and is intended to assure that such services do not impair the auditor’s independence. The policy requires the pre-approval by the Audit Committee of all services to be provided by our independent auditor. Under the policy, the Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee or its designee. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre-approve the fee levels for all services to be provided by the independent auditor. Any proposed services exceeding these levels will require pre-approval by the Audit Committee.

All of the services provided by our principal accounting firm described above under the captions Audit Fees, Audit-Related Fees and Tax Fees were approved in accordance with this policy and the Audit Committee has determined that the auditor independence has not been compromised as a result of providing these services and receiving the fees for such services as noted above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS, INC.

(Registrant)

Date: October 21 , 2005

 /s/ Donald Gee

-----------------------------------

 Donald Gee

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 21 , 2005

/s/ Donald Gee

-----------------------------------

Donald Gee

Chief Executive Officer, President

Chairman of the Board

(Principal Executive Officer)

Date: October 21 , 2005

 /s/ Joseph C Sienkiewicz

 -----------------------------------

 Joseph C. Sienkiewicz

Chief Financial Officer & Director

(Principal Financial &

 Accounting Officer)

Date: October 21 , 2005

/s/ Denis Gallant

-----------------------------------

Denis Gallant

 Director

Date: October 21 , 2005

/s/ Robert Vivacqua

-----------------------------------

Robert Vivacqua

Director

Date: October 21 , 2005

/s/ Conrad Lacker

-----------------------------------

Conrad Lacker

 Director