Form 10QSB
period 2005-09-30
Smart-tek Solutions Inc
filed 2005-11-18
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number 000-29895

SMART-TEK SOLUTIONS, INC.

(Formerly ROYCE BIOMEDICAL, INC.)

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

Yes   X                  No    _____

As of November 13, 2005 the Company had 106,253,016 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

Page

Unaudited Financial Statements:

          Balance Sheets

4

          Statements of Operations

5

          Statement of Changes in Shareholders' Deficiency

6

          Statements of Cash Flows

7

          Notes to the Financial Statements

8 - 15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at September 30 (Unaudited) and June 30, 2005

September 30

June 30

               2005

2005

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

-

$

-

Accounts receivable

343,176

351,656

Contract retention receivable

109,227

68,803

Cost of uncompleted contracts in excess of billings

10,140

2,202

Prepaid expenses and deposits                                                     9,258

            15,673

Total current assets                                                                      471,801                 438,334

Equipment, net of accumulated depreciation                                     20,873                   21,891

Goodwill

                451,311                 451,311

$        943,985

$         911,536

Liabilities

Current liabilities

Bank overdraft

$      135,166

$

        110,311

Accounts payable and accrued liabilities

285,070

191,765

Bonus payable

165,535

          195,580

Billings on uncompleted contracts

   in excess of costs and estimated revenues

194,864

255,605

Deferred revenue

9,845

9,340

Shareholder loans

81,076

81,076

Amounts due to officers and directors

245,306

176,077

Obligations under capital leases

756

1,165

Current portion of related party debt

          63,443

            55,141

Total current liabilities

1,181,061

1,076,060

Related party debt, net of current portion                                        191,863

           176,432

Total liabilities                                                                           1,372,924               1,252,492

Shareholders’ Deficiency

Common stock: $0.001 par value, 500,000,000, shares

Authorized, 106,253,016 and 106,219,683 issued

and outstanding at September 30, 2005 and June 30, 2005

respectively

106,253

106,220

Preferred stock, $0.001 par value, 5,000,000 shares

Authorized, one (1) shares of Class A preferred

issued and outstanding at September 30, 2005 and June 30, 2005

                  -

                    -

Additional paid in capital

2,878,561

2,865,261

Deferred compensation

(163,750)

(180,000)

Accumulated other comprehensive loss

(35,106)

(8,496)

Accumulated deficit                                                                 (3,214,897)

     (3,123,941)

Total shareholders’ deficiency                                                      (428,939)               (340,956)

$       943,985

$         911,536

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended September 30, 2005 (Consolidated) and 2004

2005

2004

Revenue

Contract revenue

$

529,335

$

-

Services revenue

46,804

-

Other revenue

                     494

                    -

Total revenue

576,633

-

Cost of revenue and service delivery

               404,233

                     -

Gross profit

172,400

                    -

Selling, general and administrative expenses

Management fees

49,850

-

Officer’s salaries

51,000

8,600

Facilities expense

16,038

2,300

Travel and transportation expense

20,307

3,700

Professional fees

99,316

19,200

Advertising and marketing expense

185

-

Insurance

3,081

-

Depreciation and amortization expense

1,895

-

Amortization of deferred compensation

16,250

Other operating expenses                                                                229

                    -

                                                                                               258,151

            33,800

Operating loss

(85,751)

(33,800)

Other expense

Interest                                                                                     (5,205)

                    -

Net loss

$

(90,956)

$

(33,800)

Currency translation adjustment                                                    (26,610)                            -

Comprehensive loss

$        (117,566)

$         (33,800)

Weighted average number of common shares and equivalents,

basic and diluted                                                                    106,239,248               5,051,683

Loss per share, basic and diluted

$             (0.00)

$           (0.01)

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statement of Changes in Shareholders' Deficiency-Unaudited

For the three months ended September 30, 2005

	Common Shares	Amount	Additional Paid in capital	Accumulated Deficit	Deferred Compensation	Accumulated other Comprehensive loss	Total
Balance – July 1, 2005	106,219,683	$106,220	$2,863,261	$(3,123,941)	$(180,000)	$ (8,496)	$ (340,956)
Issuance of common stock for settlement of accrued liability	33,333	33	13,300	-	-	-	13,333
Amortization of deferred compensation	-	-	-	-	16,250	-	16,250
Net loss	-	-	-	(90,956)	-	-	(90,956)
Currency translation adjustment	-	-	-	-	-	(26,610)	(26,610)
Balance - September 30, 2005	106,253,016	$106,253	$ 2,878,561	$(3,214,897)	$ (163,750)	$ (35,106)	$ (428,939)

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statements of Cash Flows-Unaudited

For the three months ended September 30, 2005 (Consolidated) and 2004

2005

2004

Operating activities

Net loss from operations

$

(90,956)

$

(33,800)

Adjustments to reconcile net loss to net cash used in

operations

Depreciation and amortization

1,895

-

Amortization of deferred compensation

16,250

Changes in operating assets and liabilities

Accounts receivable

27,504

(800)

Contract retention receivable

          (36,702)

           -

Costs of uncompleted contracts in excess of billings

(7,819)

-

Prepaid expenses and deposits

6,485

-

Accounts payable and accrued liabilities

87,448

15,300

Amounts due to officers and directors

69,229

-

Bonus payable

(30,045)

            Billings on uncompleted contracts in excess of costs
            and estimated revenues                                                                                  (74,569)

                                       -

Net cash used in  operating activities                                                                     (31,280)                         (19,300)

Financing activities

Increase in bank overdraft, net

18,533

-

Proceeds from officer loans

18,229

-

Proceeds from shareholders loan

-

39,100

Repayment of related party loan                                                                               (6,141)

                            -

Net cash provided by financing activities                                                                       30,621                           39,100

Effects of exchange rates on cash

                             659

                           -

Net increase in cash and cash equivalents

-

19,800

Cash and cash equivalents, beginning of period                                                                    -                              2,026

Cash and cash equivalents, end of period

$                       -

$            21,026

Supplemental cash flow information

Interest paid

          $               5,205

  $                    -

Non-cash Financing Activities

The Company issued 33,333 restricted shares of its common stock in full settlement of a $13,333 amount owed to a   shareholder.

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

1.

Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Royce Biomedical Inc. was incorporated in Nevada on March 22, 1995.

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

Pursuant to the share exchange agreement, the Company issued 1,000 shares of its common stock and 1 share of Class A preferred stock in return for all outstanding shares of SCI.  The acquisition has been accounted for as a purchase (see Note 2).

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

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. (“STS” or the "Company") to better reflect its new business activities.

The accompanying unaudited condensed interim consolidated financial statements, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in our opinion, reflects all adjustments, including normal recurring adjustments, necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows.  The financial information has not been

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

audited and should not be relied on to the same extent as audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2005.  The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

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

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three months ended September 30, 2005 or 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three months ended September 30, 2005 and 2004.  At September 30, 2005, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

Recent accounting pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. As we do not currently have any EU operations, the adoption of  SFP FAS No. 143-1 does not have any impact on our financial statements at September 30, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN 47 on our results of operations, financial position and cash flows.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $90,956 and a negative cash flow from operations of $31,280 during the three months ended September 30, 2005, and had a working capital deficiency of $709,260 and a shareholders’ deficiency of $428,939 at September 30, 2005.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

Company’s operating results.  Management believes that the Company has adequate cash to fund anticipated needs through September 30, 2006 and beyond primarily as a result of our contract backlog at June 30, 2005 of $2,100,301 and contracts in the aggregate of $1,154,309 entered into subsequent to June 30, 2005.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The acquisition was accounted for as a purchase and the results of SCI’s operations are included in the accompanying consolidated statement of operations.  The acquisition of SCI’s assets and liabilities has been recorded at their fair market value at the date of purchase.  The Company determined that the historical cost of the assets and liabilities acquired approximated their fair market values given the nature of the assets and liabilities acquired.  Purchase price allocation is as follows:

Valuation of shares of common stock and preferred stock

$1

Assets acquired

276,012

Liabilities assumed

            (727,324)

                451,312

Goodwill

$   451,311

3.

Bank Overdraft

At September 30, 2005, bank overdrafts covered by a revolving line of credit, were $107,508.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $107,508 ($125,000 CDN) and is secured by a shareholder guarantee and property owned by a

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

related party, the shareholder’s father.  As of September 30, 2005, the Company had written checks in excess of the operating line of credit in the amount of $27,658.

4.

Related Party Debt

           September 30

         June 30

  2005

 2005

Long-term, unsecured loan from related party,

bearing interest at 6.25%, payable in monthly

payments of principal and interest of $2,584 through

2013.  The loan is from a family member of

a shareholder.

      $ 179,596

       $ 175,005

Advances from Company officer, non-interest

bearing with no fixed terms of repayment, due

on demand

          43,274

            25,045

Various related party loans, unsecured, non-interest

Bearing advances with no fixed terms of repayment,

due on demand.

          32,436

           31,523

                                                                       255,306              231,573

less current portion                                                      63,443                55,141

                                                              $  191,863

             $ 176,432

At September 30, 2005, long-term related party debt was payable as follows:

Year ending

             September 30,

2006

$63,443

2007

  20,420

2008

  21,697

2009

  23,052

2010

  24,494

Thereafter,

 102,200

            $255,306

5.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at September 30, 2005 and June 30, 2005 respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

6.

Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2005 and June 30, 2005 as follows:

September 30

June 30

   2005

 2005

             Deferred tax asset, beginning

  $1,038,000

            $     978,000

             Benefit of current year’s operating loss carryforward                 14,000                  60,000

             Deferred tax asset, ending

  $1,052,000

              $1,038,000

Valuation allowance, beginning

   ($1,038,000)

    ($978,000)

             Current year’s provision                                                        (14,000)

   (60,000)

             Valuation allowance, ending

   ($1,052,000)

              ($1,038,000)

             Deferred tax asset, net                                                    $             -             $              -

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.  As of September 30, 2005 for Federal income tax purposes, the Company has approximately $2,997,865 in net operating loss carryforwards expiring through 2020.

At September 30, 2005, STS had available federal net operating loss (NOL) carry-forwards of approximately $2,997,865. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

September 30

June 30

2005

2005

Tax at blended U.S. / Canadian statutory rates

(35%)

(35%)

Loss carryover

35%

35%

Tax recovery (expense)

 -

-

7.

Common Stock

Stock Issuances

On August 16, 2005, the Company issued thirty-three thousand three hundred and thirty-three (33,333) restricted shares of its common stock to a former stockholder, in full settlement of the $13,333 owed to him.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

8.

Costs and Estimated Earnings on Uncompleted Contracts

      2005

Costs incurred on uncompleted contracts                            $528,590

Estimated earnings                                                             331,286

                                                                                859,876

Less: Billings to date                                                        1,044,600

                                                                             $(184,724)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings           $   10,140

Billings on uncompleted contracts in excess of costs

and estimated revenues                                                     (194,864)

                                                                             $(184,724)

9.

Related Party Transactions

Management fees include $24,925 and $nil for the three months ended September 30, 2005 and 2004, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $51,000 and $8,600 for the three months ended September 30, 2005 and 2004, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president in April 2005.  Under the terms of the stock option agreements, the Company recorded deferred compensation of $195,000.  The Company recorded $16,250 in deferred compensation amortization for the three months ended September 30, 2005.

During the three months ended September 30, 2005, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.  Amounts due to officers and directors as of September 30, 2005 and June 30, 2005 include $43,274 and $25,045, of these advances respectively.

As of September 30, 2005 and June 30, 2005, amounts due to officers and directors include $202,032 and $151,032 of unpaid salaries, respectively.

10.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at September 30, 2005 and from contractual agreements on which work has not yet begun.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Unaudited, Condensed Consolidated Financial Statements

September 30, 2005

Balance at June 30, 2005                                   $  2,100,301

New contracts, July 1 to September 30, 2005          1,215,323

Less: Contract revenue earned from July 1

           to September 30, 2005                                (529,335)

Balance, September 30, 2005                             $  2,786,289

In addition, between October 1, 2005 and November 7, 2005, the Company entered into additional contracts with anticipated revenues of approximately $1,503,681.

11.

Concentrations of risk

At September 30, 2005, two significant customers accounted for 26% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

During the three months ended September 30, 2005, one significant customer accounted for 24% of revenue.

During 2005, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the three months ended September 30 2005, three significant suppliers accounted for 64% of purchases.

12.

Deferred compensation

Pursuant to employment agreements entered into between the Company’s wholly-owned subsidiary and its president and vice-president, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share to each the president and vice-president of SCI.  The options vest in equal quarterly instalments over a three (3) year period.  The Company has recorded the value of the unvested options, $163,750, as deferred compensation and has recorded amortization expense of $16,250 to recognize the value of the second quarterly vested stock options during the three months ended September 30, 2005.

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

OVERVIEW

Smart-tek Solutions, Inc. (“STS” or the "Company") was incorporated in Nevada on March 22, l995 and was formerly known as Royce Biomedical, Inc.

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

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”), a British Columbia based security design and installation contractor.  Pursuant to a Share Exchange Agreement executed in April 2005, SCI became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company ceased all ongoing business relationships with Xili and will direct its efforts to effectively operate and expand in the security sector.

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

(2) The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract based upon predictions of future outcomes, which include:

  Estimates of total cost to complete the contract;

  Estimates of contract schedule and completion date;

  Estimates of the percentage the contract is complete; and

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

For the three months ended September 30, 2005 and 2004,  revenues increased to $576,633.  There were no revenues reported for the three month period ended September 30, 2004.  All revenues reported are as a result of the operations of SCI which was acquired on April 15, 2005.

Cost of services increased by $404,233 for the three months ended September 30, 2005 as compared with the same period ending in 2004.  There were no costs reported for the three month period ending September 30, 2004.   All of the cost of services reported is as a result of the operations of SCI which was acquired on April 15, 2005.

Total operating expenses increased by $224,351 or 664% from $33,800 for the three months ended September 30, 2004 to $258,151 for the same period ending in 2005.  The increase in operating expenses was principally attributable to a $92,250 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with Messrs. Gee and Sienkiewicz.  Additionally, travel and transportation expenses increased by $16,607 for the three months ended September 30, 2005 due to sales and marketing activities involving the Company’s wholly owned subsidiary along with a $80,116 increase in legal and accounting fees which were incurred due the increase of the Company’s needs of such services since the acquisition of SCI.  Furthermore, during the three months ended September 30, 2005, the Company amortized $16,250 of deferred compensation relating to stock options that vested during the three months ended September 30, 2005.

Total other expenses, including interest expense and financing costs, increased $5,205 from $0 for the three months ended September 30, 2005. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net loss increased by $57,156 or 169% from a net loss of $33,800 for the three months ended September 30, 2004 to a net loss of $90,956 for the three months ended September 30, 2005.

The Company has fully reserved its deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended September 30, 2005 and 2004, respectively. The net loss for the three months ended September 30, 2005  and  2004 was $90,956 and $33,800, respectively.

The increase in net loss during fiscal 2005 as compared with fiscal 2004 was primarily due to the additional personnel related, costs due to the increase in headcount in Company officers and the additional personnel related costs incurred in the acquisition of its wholly owned subsidiary.  Furthermore, the increase in net loss was also the result of higher professional fees due to the increase in activities since the acquisition of April 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, net cash used in operating activities was $31,280 and net cash provided by financing activities was $30,621. There was no cash provided by investing activities.  The Company did not have any cash and cash equivalents at September 30, 2005.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2005, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-

member countries, if later. As we do not currently have any EU operations, the adoption of  SFP FAS No. 143-1 does not have any impact on our financial statements at September 30, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005, which is December 31, 2005 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN 47 on our results of operations, financial position and cash flows.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the period covered by this 10QSB filing and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On November 10, 2005, the Company received and accepted the resignation of Joseph C. Sienkiewicz as the Company’s Chief Financial Officer, Secretary, Treasurer and Director.  As requested by Mr. Sienkiewicz, the Company will proceed with the cancellation of 10,000,000 restricted shares of common stock issued to Mr. Sienkiewicz in February 2005.

On November 10, 2005, the Company received notification from Palm Coast Funding LLP that it was voiding the contract entered into in February 2005.  Consequently, Palm Coast has requested that the 23,000,000 restricted shares issued to Palm Coast Funding LLP be cancelled by the Company.

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

(b)   Reports on Form 8-K/A

Registrant filed the following reports on Form 8-K during the quarter covered by this Report:

 Date of Report

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

August 16, 2005

Item 3.02

     Unregistered Sales of Equity Securities

August 22, 2005

Item 1.01

     Entry into a Material Definitive Agreement

Item 3.02

     Unregistered Sales of Equity Securities

Item 5.02

     Departure of Director; Election of Directors

Item 8.01

     Other Events

September 8, 2005

Item 4.01

     Changes in Registrant’s Certifying Accountant

September 8, 2005

Item 4.01

     Changes in Registrant’s Certifying Accountant

September 15, 2005

Item 9.01

     Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

Date:  November 17, 2005

 By: /s/ Denis Gallant

       -----------------------------------

        Denis Gallant

        Chief Financial Officer