Form 10QSB
period 2005-12-31
Smart-tek Solutions Inc
filed 2006-02-17
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number 000-29895

SMART-TEK SOLUTIONS, INC.

(Formerly ROYCE BIOMEDICAL, INC.)

Nevada	98-0206542
State or other jurisdiction of incorporation	(I.R.S.) Employer Identification No.

Smart-tek Solutions, Inc.

433 Towne Center Suite 316

Corte Madera, CA 94925

Address of principal executive offices

(415) 738-8887

-----------------------

Registrant's telephone number, including area code

1100-1200 West 73rd Avenue

Vancouver, British Columbia V6P 6G5

Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days.                 Yes   X                  No    _____

As of January 31, 2006 the Company had 73,253,016 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

		Page

	Unaudited Financial Statements:

	Balance Sheets	4

	Statements of Operations	5-6

	Statement of Changes in Shareholders' Deficiency	7

	Statements of Cash Flows	8

	Notes to the Financial Statements	9-16

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at December 31 (Unaudited) and June 30, 2005

	December 31	June 30
	2005	2005
	(Unaudited)
Assets
Current assets
Accounts receivable	$418,798	$351,656
Contract retention receivable	156,200	68,803
Cost of uncompleted contracts in excess of billings	192,027	2,202
Prepaid expenses and deposits	687	15,673
Total current assets	767,712	438,334
Equipment, net of accumulated depreciation	18,859	21,891
Goodwill	451,311	451,311
	$1,237,882	$911,536

Liabilities
Current liabilities
Bank overdraft	$136,136	$110,311
Accounts payable and accrued liabilities	314,338	191,765
Bonus payable	302,768	195,580
Billings on uncompleted contracts
in excess of costs and estimated revenues	221,043	255,605
Deferred revenue	11,349	9,340
Shareholder loans	131,061	81,076
Amounts due to officers and directors	242,532	176,077
Obligations under capital leases	434	1,165
Current portion of related party debt	65,000	55,141
Total current liabilities	1,424,661	1,076,060
Related party debt, net of current portion	236,017	176,432
Total liabilities	1,660,678	1,252,492

Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at December 31, 2005 and June 30, 2005	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 and 106,219,683 issued
and outstanding at December 31, 2005 and June 30, 2005
respectively	73,253	106,220
Additional paid in capital	2,911,561	2,865,261
Deferred compensation	(147,500)	(180,000)
Accumulated other comprehensive loss	(32,167)	(8,496)
Accumulated deficit	(3,227,943)	(3,123,941)
Total shareholders’ deficiency	(422,796)	(340,956)
	$1,237,882	$911,536

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended December 31, 2005 (Consolidated) and 2004

	2005	2004
Revenue
Contract revenue	$756,811	$-
Services revenue	21,668	-
Other revenue	4,657	-
Total revenue	783,136	-
Cost of revenue and service delivery	590,770	-
Gross profit	192,366	-
Selling, general and administrative expenses
Management fees	74,202	-
Officer’s salaries	40,500	16,649
Facilities expense	13,657	7,955
Travel and transportation expense	27,467	1,140
Professional fees	22,150	24,394
Advertising and marketing expense	543	-
Insurance	3,156	-
Depreciation and amortization expense	1,947	-
Amortization of deferred compensation	16,250
Other operating expenses	417	-
	200,289	50,138
Operating loss	(7,923)	(50,138)
Other expense
Interest	(5,123)	-
Net loss	(13,046)	(50,138)
Currency translation adjustment	2,939	-
Comprehensive loss	$(10,107)	$(50,138)
Weighted average number of common shares and equivalents,
basic and diluted	88,654,321	9,888,640
Loss per share, basic and diluted	$0.00	$(0.01)

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statements of Operations and Comprehensive Loss-Unaudited

For the six months ended December 31, 2005 (Consolidated) and 2004

	2005	2004
Revenue
Contract revenue	$1,286,147	$-
Services revenue	68,472	-
Other revenue	5,151	-
Total revenue	1,359,770	-
Cost of revenue and service delivery	995,004	-
Gross profit	364,766	-
Selling, general and administrative expenses
Management fees	124,053	-
Officer’s salaries	91,500	25,298
Facilities expense	29,696	10,311
Travel and transportation expense	47,773	4,849
Professional fees	121,466	43,524
Advertising and marketing expense	728	-
Insurance	6,237	-
Depreciation and amortization expense	3,842	-
Amortization of deferred compensation	32,500
Other operating expenses	645	-
	458,440	83,982
Operating loss	(93,674)	(83,982)
Other expense
Interest	(10,328)	-
Net loss	(104,002)	(83,982)
Currency translation adjustment	(23,671)	-
Comprehensive loss	$(127,673)	$(83,982)
Weighted average number of common shares and equivalents,
basic and diluted	96,920,045	7,470,161
Loss per share, basic and diluted	$(0.00)	$(0.01)

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statement of Changes in Shareholder’s Deficiency-Unaudited

For the six months ended December 31, 2005

					Accumulated other
	Common		Additional	Accumulated	Deferred	Comprehensive
	Shares	Amount	Paid in capital	Deficit	Compensation	loss	Total
Balance – July 1, 2005	106,219,683	$106,220	$2,865,261	$ (3,123,941)	$(180,000)	$ (8,496)	$(340,956)
Issuance of common stock
for settlement of accrued
liability	33,333	33	13,300	-	-	-	13,333
Amortization of deferred
compensation	-	-	-	-	32,500	-	32,500
Share cancellation	(33,000,000)	(33,000)	33,000	-	-	-	-
Net loss	-	-	-	(104,002)	-	-	(104,002)
Currency translation adjustment	-	-	-	-	-	(23,671)	(23,671)
Balance – December 31, 2005	73,253,016	$ 73,253	$2,911,561	$(3,227,943)	$ (147,500)	$ (32,167)	$(422,796)

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Statements of Cash Flows-Unaudited

For the six months ended December 31, 2005 (Consolidated) and 2004

	2005	2004
Operating activities
Net loss from operations	$(104,002)	$(83,982)
Adjustments to reconcile net loss to net cash used in
operations
Depreciation and amortization	3,842	-
Amortization of deferred compensation	32,500	-
Issuance of shares of common stock for services	-	18,000
Changes in operating assets and liabilities
Accounts receivable	(49,135)	184
Contract retention receivable	(83,875)	-
Costs of uncompleted contracts in excess of billings	(189,712)	-
Prepaid expenses and deposits	15,053	-
Accounts payable and accrued liabilities	117,754	24,829
Amounts due to officers and directors	66,455	-
Bonus payable	107,188
Deferred income	1,531
Billings on uncompleted contracts in excess of costs and estimated revenues	(47,650)	-
Net cash used in operating activities	(130,051)	(40,969)
Financing activities
Increase in bank overdraft, net	19,488	-
Proceeds from officer loans	73,229	-
Proceeds from shareholders loan	45,647	39,153
Repayment of related party loan	(10,142)	-
Net cash provided by financing activities	128,222	39,153
Effects of exchange rates on cash	1,829	-
Net increase (decrease) in cash and cash equivalents	-	(1,816)
Cash and cash equivalents, beginning of period	-	2,026
Cash and cash equivalents, end of period	$-	$210
Supplemental cash flow information
Interest paid	$10,300	$-

Non-cash Financing Activities

During the six months ended December 31, 2005, the Company issued 33,333 restricted shares of its common stock in full settlement of a $13,333 amount owed to a   shareholder.

During the six months ended December 31, 2005, the Company cancelled 33,000,000 shares of common stock that were returned for no cash consideration.

See accompanying notes to the financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

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

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At December 31, 2005, Xili USA, Inc. owns approximately 3% of the outstanding common shares of the Company.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2005.  The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results of operations to be expected for the full year.

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

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three and six months ended December 31, 2005 or 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and six months ended December 31, 2005 and 2004.  At December 31, 2005, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

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

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $104,002 and a negative cash flow from operations of $130,051 during the six months ended December 31, 2005, and had a working capital deficiency of $656,949 and a shareholders’ deficiency of $422,796 at December 31, 2005.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2006 and beyond primarily as a result of our contract backlog at December 31, 2005 of $3,562,468 and contracts in the aggregate of $936,377 entered into subsequent to December 31, 2005.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of shares of common stock and preferred stock		$1
Assets acquired	276,012
Liabilities assumed	(727,324)	451,312
Goodwill		$451,311

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

3.

Bank Overdraft

At December 31, 2005, bank overdrafts covered by a revolving line of credit, were $107,212.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $107,212 ($125,000 CDN) and is secured by a shareholder guarantee and $42,885 ($50,000 CDN) in the form of a cash deposit.  As of December 31, 2005, the Company had written checks in excess of the operating line of credit in the amount of $35,342.

4.

Related Party Debt

December 31		June 30
	2005	2005
(Unaudited)
Long-term, unsecured loan from related party,
bearing interest at 6.25%, payable in monthly
payments of principal and interest of $2,584 through
2013. The loan is from a family member of
a shareholder.	$ 173,944	$ 175,005
Advances from Company officer, non-interest
bearing with no fixed terms of repayment, due
on demand	98,274	25,045
Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment,
due on demand.	28,799	31,523
	301,017	231,573
less current portion	65,000	55,141
	$ 236,017	$ 176,432

5.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at December 31, 2005 and June 30, 2005 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

6.

Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2005 and June 30, 2005 as follows:

	December 31	June 30
	2005	2005
Deferred tax asset, beginning	$1,038,000	$ 978,000
Benefit of current year’s operating loss carryforward	14,900	60,000
Deferred tax asset, ending	$1,052,900	$1,038,000
Valuation allowance, beginning	($1,038,000)	($978,000)
Current year’s provision	(14,900)	(60,000)
Valuation allowance, ending	($1,052,900)	($1,038,000)
Deferred tax asset, net	$-	$-

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.  As of December 31, 2005 for Federal income tax purposes, the Company has approximately $3,040,525 in net operating loss carryforwards expiring through 2020.

At December 31, 2005, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,040,525. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

	December 31	June 30
	2005	2005
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax recovery (expense)	-	-

7.

Common Stock

Stock Cancellation

On November 10, 2005, the Company received notification from its former Chief Financial Officer that he was rescinding receipt of ten million (10,000,000) shares issued to him in February 2005.  The Company has accepted the rescinding of shares and has the share certificate in its possession and will proceed with the cancellation.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

On November 10, 2005, the Company received notification from Palm Coast Funding, LLP, that they were cancelling the professional services contract that they have with the Company and rescinding receipt of twenty-three million (23,000,000) shares issued to them in February 2005.  The Company has accepted the rescinding of shares and has the share certificate in its possession and will proceed with the cancellation.

In connection with the rescinded agreements discussed above, the Company reversed the previous recorded value of the shares issued of $33,000.

8.

Costs and Estimated Earnings on Uncompleted Contracts

2005
Costs incurred on uncompleted contracts	$711,693
Estimated earnings	511,130
1,222,823
Less: Billings to date	1,251,839
$ (29,016)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$ 192,027
Billings on uncompleted contracts in excess of costs
and estimated revenues	(221,043)
$(29,016)

9.

Related Party Transactions

Management fees include $25,601 and $nil for the three months ended December 31, 2005 and 2004, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.  Management fees include $50,526 and $nil for the six months ended December 31, 2005 and 2004, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $40,500 and $16,649 for the three months ended December 31, 2005 and 2004, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers. Officers’ salaries include $91,500 and $25,298 for the six months ended December 31, 2005 and 2004, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president in April 2005.  Under the terms of the stock option agreements, the Company recorded deferred compensation of $195,000.  The Company recorded $16,250 in deferred compensation amortization for the three months ended December 31, 2005.  The Company recorded $32,500 in deferred compensation amortization for the six months ended December 31, 2005.

During the six months ended December 31, 2005, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.  Amounts due to officers and directors as of December 31, 2005 and June 30, 2005 include $43,274 and $25,045, of these advances respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

As of December 31, 2005 and June 30, 2005, amounts due to officers and directors include $202,032 and $151,032 of unpaid salaries, respectively.

10.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at September 30, 2005 and from contractual agreements on which work has not yet begun.

Balance at September 30, 2005	$2,786,289
New contracts, October 1 to December 31, 2005	1,999,168

Less: Contract revenue earned from July 1
to December 31, 2005	(1,222,989)
Balance, December 31, 2005	$3,562,468

In addition, between January 1, 2006 and January 31, 2006, the Company entered into additional contracts with anticipated revenues of approximately $936,000.

11.

Concentrations of risk

At December 31, 2005, no customers accounted for more than 10% of trade accounts receivable.

During the six months ended December 31, 2005, two significant customers accounted for more than 20% of revenue and each of these two customers accounted for more than 10% of revenue.

During 2005, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the six months ended December 31, 2005, three significant suppliers accounted for 64% of purchases.

12.

Deferred compensation

Pursuant to employment agreements entered into between the Company’s wholly-owned subsidiary and its president and vice-president, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share to each the president and vice-president of SCI.  The options vest in equal quarterly instalments over a three (3) year period.  The Company has recorded the value of the unvested options, $147,500, as deferred compensation and has recorded amortization expense of $32,500 to recognize the value of the second and third quarterly vested stock options during the six months ended December 31, 2005.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2005 and 2004

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our recently acquired subsidiary as of April 15, 2005.

For the three months ended December 31, 2005 and 2004,  revenues increased to $783,136.  There were no revenues reported for the three month period ended December 31, 2004.  All revenues reported are as a result of the operations of SCI which was acquired on April 15, 2005.

Cost of services increased by $590,770 for the three months ended December 31, 2005 as compared with the same period ending in 2004.  There were no costs reported for the three month period ending December 31, 2004.   All of the cost of services reported is as a result of the operations of SCI which was acquired on April 15, 2005.

Total operating expenses increased by $150,151 or 300% from $50,138 for the three months ended December 31, 2004 to $200,289 for the same period ending in 2005.  The increase in operating expenses was principally attributable to a $65,053 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with the executive officers of the Company.  Additionally, travel and transportation expenses increased by $19,167 for the three months ended December 31, 2005 due to sales and marketing activities involving the Company’s wholly owned subsidiary. Furthermore, during the three months ended December 31, 2005, the Company amortized $16,250 of deferred compensation relating to stock options that vested during the three months ended December 31, 2005.

Total other expenses, including interest expense and financing costs, increased $5,123 from $0 for the three months ended December 31, 2005. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net loss decreased by $37,092 or 74% from a net loss of $50,138 for the three months ended December 31, 2004 to a net loss of $13,046 for the three months ended December 31, 2005.

The decrease in net loss during the three months ended December 31, 2005 as compared with the same period ended December 31, 2004 was primarily due to the additional personnel related, costs due to the increase in headcount in Company officers and the additional personnel related costs incurred in the acquisition of its wholly owned subsidiary being offset by a substantial increase in revenues.

Six months ended December 31, 2005 and 2004

For the six months ended December 31, 2005, revenues were $1,359,770.  There were no revenues reported for the six month period ended December 31, 2004.  All revenues reported are as a result of the operations of SCI which was acquired on April 15, 2005.

Cost of services increased by $995,004 for the six months ended December 31, 2005 as compared with the same period ending in 2004.  There were no costs reported for the six month period ending December 31, 2004.   All of the cost of services reported is as a result of the operations of SCI which was acquired on April 15, 2005.

Total operating expenses increased by $374,458 or 446% from $83,982 for the six months ended December 31, 2004 to $458,440 for the same period ending in 2005.  The increase in operating expenses was principally attributable to a $190,255 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with the executive officers of the Company.  Additionally, travel and transportation expenses increased by $42,924 for the six months ended December 31, 2005 due to sales and marketing activities involving the Company’s wholly owned subsidiary. Furthermore, during the six months ended December 31, 2005, the Company amortized $32,500 of deferred compensation relating to stock options that vested during the six months ended December 31, 2005.  Professional fees increased by $77,942 during the six months ended December 31, 2005, from $43,524 during the six months ended December 31, 2004 to $121,466 during the six months ended December 31, 2005.  This increase is directly attributed to increased activities in the execution of the Company’s business plan.

Total other expenses, including interest expense and financing costs, increased $10,328 from $0 for the six months ended December 31, 2005. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net loss increased by $20,020 or 24% from a net loss of $83,982 during the six months ended December 31, 2004 to a net loss of $104,002 during the six months ended December 31, 2005.

The Company has fully reserved its deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2005, net cash used in operating activities was $130,051 and net cash provided by financing activities was $128,222. There was no cash provided by investing activities.  The Company did not have any cash and cash equivalents at December 31, 2005.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2005, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

October 31, 2005

Item 8.01

     Other Events

November 3, 2005

Item 8.01

     Other Events

November 14, 2005

Item 8.01

     Other Events

November 14, 2005

Item 8.01

     Other Events

November 21, 2005

Item 8.01

     Other Events

November 22, 2005

Item 8.01

     Other Events

November 28, 2005

Item 8.01

     Other Events

November 29, 2005

Item 8.01

     Other Events

November 30, 2005

Item 8.01

     Other Events

December 16, 2005

Item 8.01

     Other Events

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

Date:  February 16 , 2006

 By: /s/ Denis Gallant

       -----------------------------------

        Denis Gallant

        Chief Financial Officer