Form 10QSB
period 2006-03-31
Smart-tek Solutions Inc
filed 2006-05-15
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

  Yes   X                  No    _____

As of May 10, 2006 the Company had 73,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

		Page

	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statement of Changes in Shareholders' Deficiency	7

	Condensed Consolidated Statements of Cash Flows	8

	Notes to the Condensed Consolidated Financial Statements	9-16

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at March 31, 2006 (Unaudited) and June 30, 2005

	March 31	June 30
	2006	2005
	(Unaudited)
Assets
Current assets
Cash	$85,501	$-
Accounts receivable	238,139	351,656
Contract retention receivable	118,359	68,803
Cost of uncompleted contracts in excess of billings	197,451	2,202
Prepaid expenses and deposits	10,685	15,673
Total current assets	650,135	438,334
Equipment, net of accumulated depreciation	16,872	21,891
Goodwill	451,311	451,311
	$1,118,318	$911,536
Liabilities
Current liabilities
Bank overdraft	$122,588	$110,311
Accounts payable and accrued liabilities	235,480	218,237
Bonus payable	239,926	195,580
Billings on uncompleted contracts
in excess of costs and estimated revenues	145,054	255,605
Deferred revenue	11,329	9,340
Shareholder loans	281,061	81,076
Amounts due to officers and directors	371,833	176,077
Obligations under capital leases	274	1,165
Current portion of related party debt	27,740	30,096
Total current liabilities	1,435,285	1,077,487
Related party debt, net of current portion	173,632	175,005
Total liabilities	1,608,917	1,252,492
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at December 31, 2005 and June 30, 2005	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 and 106,219,683 issued
and outstanding at December 31, 2005 and June 30, 2005
respectively	73,253	106,220
Additional paid in capital	2,911,561	2,865,261
Deferred compensation	(131,250)	(180,000)
Accumulated other comprehensive loss	(33,986)	(8,496)
Accumulated deficit	(3,310,177)	(3,123,941)
Total shareholders’ deficiency	(490,599)	(340,956)
	$1,118,318	$911,536

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended March 31, 2006 and 2005

	2006	2005
Revenue
Contract revenue	$462,401	$-
Services revenue	22,573	-
Other revenue	1,519	-
Total revenue	486,493	-
Cost of revenue and service delivery	363,479	-
Gross profit	123,014	-
Selling, general and administrative expenses
Management fees	51,957	-
Officer’s salaries	30,000	44,000
Independent directors’ compensation	-	12,000
Facilities expense	16,498	1,524
Travel and transportation expense	26,128	6,945
Professional fees	54,776	15,926
Advertising and marketing expense	75	-
Insurance	3,677	-
Depreciation and amortization expense	1,975	-
Amortization of deferred compensation	16,250	-
Other operating expenses	1,064	1,000
	202,400	81,395
Operating loss	(79,386)	(81,395)
Other expense
Interest	(2,848)	(1,000)
Net loss	(82,234)	(82,395)
Currency translation adjustment	(1,819)	-
Comprehensive loss	$(84,053)	$(82,395)
Weighted average shares outstanding,
basic and diluted	73,253,016	61,485,016
Loss per share, basic and diluted	$0.00	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the nine months ended March 31, 2006 and 2005

	2006	2005
Revenue
Contract revenue	$1,748,548	$-
Services revenue	91,046	-
Other revenue	6,670	-
Total revenue	1,846,264	-
Cost of revenue and service delivery	1,358,482	-
Gross profit	487,782	-
Selling, general and administrative expenses
Management fees	176,009	-
Officer’s salaries	121,500	69,298
Independent directors’ compensation	-	12,000
Facilities expense	46,194	11,835
Travel and transportation expense	73,902	11,794
Professional fees	176,243	59,450
Advertising and marketing expense	804	-
Insurance	9,914	-
Depreciation and amortization expense	5,817	-
Amortization of deferred compensation	48,750	-
Other operating expenses	1,709	1,000
	660,842	165,377
Operating loss	(173,060)	(165,377)
Other expense
Interest	(13,176)	(1,000)
Net loss	(186,236)	(166,377)
Currency translation adjustment	(25,490)	-
Comprehensive loss	$(211,726)	$(166,377)
Weighted average shares outstanding,
basic and diluted	89,146,203	25,212,267
Loss per share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statement of Changes in Shareholders' Deficiency-Unaudited

For the nine months ended March 31, 2006

					Accumulated other
	Common		Additional	Accumulated	Deferred	Comprehensive
	Shares	Amount	Paid in capital	Deficit	Compensation	loss	Total
Balance – July 1, 2005	106,219,683	$106,220	$2,865,261	$ (3,123,941)	$(180,000)	$ (8,496)	$ (340,956)
Issuance of common stock
for settlement of accrued
liability	33,333	33	13,300	-	-	-	13,333
Amortization of deferred
compensation	-	-	-	-	48,750	-	48,750
Share cancellation	(33,000,000)	(33,000)	33,000	-	-	-	-
Net loss	-	-	-	(186,236)	-	-	(186,236)
Currency translation adjustment -		-	-	-	-	(25,490)	(25,490)
Balance – March 31, 2006	73,253,016	$ 73,253	$ 2,911,561	$(3,310,177)	$ (131,250)	$ (33,986)	$ (490,599)

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Cash Flows-Unaudited

For the nine months ended March 31, 2006 (Consolidated) and 2005

	2006	2005
Operating activities
Net loss	$(186,236)	$(166,377)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	5,817	-
Amortization of deferred compensation	48,750	-
Issuance of shares of common stock for services	-	42,000
Issuance of shares of common stock for compensation	-	32,000
Issuance of shares of common stock for payment of interest	-	1,000
Issuance of shares of common stock for expense	-	1,000
Changes in operating assets and liabilities
Accounts receivable	130,859	184
Contract retention receivable	(46,164)	-
Costs of uncompleted contracts in excess of billings	(195,140)	-
Prepaid expenses and deposits	5,052	(21,096)
Accounts payable and accrued liabilities	11,097	70,110
Amounts due to officers and directors	190,420	-
Bonus payable	34,700
Deferred income	1,528
Billings on uncompleted contracts in excess of costs and estimated revenues	(123,157)	-
Net cash used in operating activities	(122,474)	(41,179)
Financing activities
Increase in bank overdraft, net	19,569	-
Proceeds from shareholders loan	199,985	39,153
Repayment of related party loan	(10,003)	-
Net cash provided by financing activities	209,551	39,153
Effects of exchange rates on cash	(1,576)	-
Net increase (decrease) in cash and cash equivalents	85,501	(2,026)
Cash and cash equivalents, beginning of period	-	2,026
Cash and cash equivalents, end of period	$85,501	$-
Supplemental cash flow information
Interest paid	$13,175	$-

Non-cash Financing Activities

During the nine months ended March 31, 2006, the Company issued 33,333 restricted shares of its common stock in full settlement of a $13,333 amount owed to a shareholder.

During the nine months ended March 31, 2006, the Company cancelled 33,000,000 shares of common stock that were returned for no cash consideration.

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

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

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At March 31, 2006, Xili USA, Inc. owns approximately 3% of the outstanding common shares of the Company.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2005.  The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three and nine months ended March 31, 2006 or 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and nine months ended March 31, 2006 and 2005.  At March 31, 2006, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

Recent accounting pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. As we do not currently have any EU operations, the adoption of  SFP FAS No. 143-1 does not have any impact on our financial statements at March 31, 2006.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005, which is June 30, 2006 for us; however, earlier application is permitted. We are currently evaluating the impact of FIN 47 on our results of operations, financial position and cash flows.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $186,236 and a negative cash flow from operations of $122,474 during the nine months ended March 31, 2006, and had a working capital deficiency of $785,150 and a shareholders’ deficiency of $490,599 at March 31, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2006 and beyond primarily as a result of our contract backlog at March 31, 2006 of $3,899,425 and contracts in the aggregate of $1,895,614 entered into subsequent to March 31, 2006.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

3.

Bank Overdraft

Included in Bank overdraft at March 31, 2006, are certain bank overdrafts covered by a revolving line of credit, amounting to $79,895.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $107,021 ($125,000 CDN) and is secured by a shareholder guarantee and $42,808 ($50,000 CDN) in the form of a term deposit.

4.

Related Party Debt

	March 31	June 30
	2006	2005
(Unaudited)
Long-term, unsecured loan from related party,
Non-interest bearing, with no fixed repayment terms
The loan is from a family member of a shareholder.	$ 173,632	$ 175,005
Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment,
due on demand.	27,740	31,523
	201,372	231,573
less current portion	27,740	30,096
	$ 173,632	$ 176,432

5.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at March 31, 2006 and June 30, 2005 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

6.

Income Taxes

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2006 and June 30, 2005 as follows:

	March 31	June 30
	2006	2005
	(Unaudited)
Deferred tax asset, beginning	$1,038,000	$ 978,000
Benefit of current year’s operating loss carryforward	22,658	60,000
Deferred tax asset, ending	$1,060,658	$1,038,000
Valuation allowance, beginning	($1,038,000)	($978,000)
Current year’s provision	(22,658)	(60,000)
Valuation allowance, ending	($1,060,658)	($1,038,000)
Deferred tax asset, net	$-	$ -

The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.  As of March 31, 2006 for Federal income tax purposes, the Company has approximately $3,030,450 in net operating loss carryforwards expiring through 2020.

At March 31, 2006, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,030,450. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

	March 31	June 30
	2006	2005
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax recovery (expense)	-	-

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

Nine Months Ended March 31, 2006

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

8.

Costs and Estimated Earnings on Uncompleted Contracts

2006
Costs incurred on uncompleted contracts	$830,230
Estimated earnings	593,211
1,423,441
Less: Billings to date	1,371,044
$ 52,397

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$ 197,451
Billings on uncompleted contracts in excess of costs
and estimated revenues	(145,054)
$ 52,397

9.

Related Party Transactions

Management fees include $25,978 and $- for the three months ended March 31, 2006 and 2005, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.  Management fees include $88,004 and $nil for the nine months ended March 31, 2006 and 2005, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $30,000 and $44,000 for the three months ended March 31, 2006 and 2005, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers. Officers’ salaries include $121,500 and $69,298 for the nine months ended March 31, 2006 and 2005, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president in April 2005.  Under the terms of the stock option agreements, the Company recorded deferred compensation of $195,000 which is being amortized over its three year vesting period.  The Company recorded $16,250 in deferred compensation amortization for the three months ended March 31, 2006.  The Company recorded $48,750 in deferred compensation amortization for the nine months ended March 31, 2006.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006

During the nine months ended March 31, 2006, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.  Amounts due to officers and directors as of March 31, 2006 and June 30, 2005 include $99,301 and $25,045, of these advances respectively.

As of March 31, 2006 and June 30, 2005, amounts due to officers and directors include $272,532 and $151,032 of unpaid salaries, respectively.

10.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at March 31, 2006 and from contractual agreements on which work has not yet begun.

Balance at December 31, 2005	$3,562,468
New contracts, January 1 to March 31, 2006	2,085,505
Less: Contract revenue earned from July 1
to March 31, 2006	(1,748,548)
Balance, March 31, 2006	$3,899,425

In addition, between April 1, 2006 and May 10, 2006, the Company entered into additional contracts with anticipated revenues of approximately $1,895,614.

11.

Concentrations of risk

At March 31, 2006, no customers accounted for more than 10% of trade accounts receivable.

During the nine months ended March 31, 2006, three significant customers accounted for more than 38% of revenue and each of these three customers accounted for more than 10% of revenue.

During the nine months ended March 31, 2006, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the nine months ended March 31, 2006, three significant suppliers accounted for 76% of purchases.

12.      Subsequent events

On April 28, 2006, the Company has filed a complaint in the Superior Court for the State of California, against RFID, Ltd., a publicly traded company on the Pink Sheets.  The Complaint alleges causes of action against RFID, Ltd., for 1) Defamation Per Se; 2) Intentional Interference with Contractual Relations; 3) Intentional Interference with Prospective Economic Advantage and 4) Unfair Competition (Violation of the California Business & Professions Code section 17200).  The Complaint alleges that RFID, Ltd., who described itself as a competitor of Smart-tek Solutions, Inc., made a series of false and misleading representations about Smart-tek Solutions, Inc. and its development of its RTAC-PM system.  The Complaint filed by Smart-tek Solutions, Inc. seeks monetary damages in excess of $10 million and equitable relief as a result of RFID, Ltd.’s conduct.

On May 9, 2006, the Company filed a Complaint in the District Court of Clark County, Nevada against the owners and operators of Stocklemon.com (“Stocklemon”).  The Complaint alleges causes of action for (1) Defamation; (2) Intentional Interference with Contractual Relations; (3) Intentional Interference with Prospective Economic Advantage and (4) Violation of State Securities Laws.  The Complaint alleges that Stocklemon made a series of provably false assertions of fact and other misleading statements concerning Smart-tek Solutions, Inc.’s financial affairs and business activities.  The Complaint further alleges that Stocklemon intentionally sought to damage

Plaintiff’s value, contractual relationships and expectancies via the misrepresentations and misleading statements contained in a Stocklemon report issued on or about April 4, 2006.  The Complaint further alleges that Stocklemon utilized the “Report” and the untrue statements of material fact contained therein to deliberately manipulate the market for personal gain.  The Complaint filed by Smart-tek Solutions, Inc. seeks compensatory and punitive damages in excess of $100 million and equitable relief against Stocklemon.

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

The Company is also currently marketing a new product that is being offered as a possible solution in the containment of the H5N1 virus.  The RTAC-PM system is an RFID based system that uses proprietary software developed by the Company to help users track the movements of livestock and alert users of movements or abnormalities of livestock movement.  The system uses already available hardware that is complemented with the software developed by the Company.

The Company’s strategy is to sign licensee agreements with strategic organizations worldwide.  To date, the Company has signed such licensee agreements with representatives in China, Hong Kong and Singapore.  The Company is also in active discussions with potential licensees in Vietnam and Romania to help introduce its products to government officials in those countries.

To date, the Company has received a $5,000,000 initial order for its system from its licensee in the People’s Republic of China.  The Company is currently waiting for the specifications in order to complete the customization process of the product.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our recently acquired subsidiary as of April 15, 2005.

For the three months ended March 31, 2006 and 2005, revenues increased to $486,493.  There were no revenues reported for the three month period ended March 31, 2005.  All revenues reported are as a result of the operations of SCI which was acquired on April 15, 2005.

Cost of services increased by $363,479 for the three months ended March 31, 2006 as compared with the same period ending in 2005.  There were no costs reported for the three month period ending March 31, 2005.   All of the cost of services reported is as a result of the operations of SCI which was acquired on April 15, 2005.

Total operating expenses increased by $121,005 or 149% from $81,395 for the three months ended March 31, 2005 to $202,400 for the same period ending in 2006.  The increase in operating expenses was principally attributable to a $37,957 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with the executive officers of the Company and a $38,850 increase in professional fees which was primarily due to consulting expenses incurred on the development of the Company’s RTAC-PM system.  Additionally, travel and transportation expenses increased by $19,183 for the three months ended March 31, 2006 due to sales and marketing activities involving the Company’s wholly owned subsidiary. Furthermore, during the three months ended March 31, 2006, the Company amortized $16,250 of deferred compensation relating to stock options that vested during the three months ended March 31, 2006.

Total other expenses, including interest expense and financing costs, increased $1,848 from $1,0000 for the three months ended March 31, 2006.

Net loss remained stable from a net loss of $82,395 for the three months ended March 31, 2005 to a net loss of $82,234 for the three months ended March 31, 2006.

Nine months ended March 31, 2006 and 2005

For the nine months ended March 31, 2006, revenues were $1,846,264.  There were no revenues reported for the nine month period ended March 31, 2005.  All revenues reported are as a result of the operations of SCI which was acquired on April 15, 2005.

Cost of services increased by $1,358,482 for the nine months ended March 31, 2006 as compared with the same period ending in 2005.  There were no costs reported for the nine month period ending December 31, 2005.   All of the cost of services reported is as a result of the operations of SCI which was acquired on April 15, 2005.

Total operating expenses increased by $495,465 or 300% from $165,377 for the nine months ended March 31, 2005 to $660,841 for the same period ending in 2006.  The increase in operating expenses was principally attributable to a $228,211 increase in personnel related costs primarily due to an increase in our headcount due to the acquisition of SCI and the employment agreements with the executive officers of the Company.  Additionally, travel and transportation expenses increased by $62,108 for the nine months ended March 31, 2006 due to sales and marketing activities involving the Company’s wholly owned subsidiary. Furthermore, during the nine months ended March 31, 2006, the Company amortized $48,750 of deferred compensation relating to stock options that vested during the nine months ended March 31, 2006.  Professional fees increased by $116,793 during the nine months ended March 31, 2006, from $59,450 during the nine months ended March 31, 2005 to $176,243 during the nine months ended March 31, 2006.  This increase is directly attributed to increased activities in the execution of the Company’s business plan and consulting fees incurred during the development of the Company’s RTAC-PM poultry monitoring system.

Total other expenses, including interest expense and financing costs, increased by $12,176 from $1,000 for the nine months ended March 31, 2006. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net loss increased by $19,859 or 12% from a net loss of $166,377 during the nine months ended March 31, 2005 to a net loss of $186,236 during the nine months ended March 31, 2006.

The Company has fully reserved its deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2006, net cash used in operating activities was $122,474 and net cash provided by financing activities was $209,551. There was no cash provided by investing activities.  The Company did not have any cash and cash equivalents at March 31, 2006.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2006, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

On April 28, 2006, the Company has filed a complaint in the Superior Court for the State of California, against RFID, Ltd., a publicly traded company on the Pink Sheets.  The Complaint alleges causes of action against RFID, Ltd., for 1) Defamation Per Se; 2) Intentional Interference with Contractual Relations; 3) Intentional Interference with Prospective Economic Advantage and 4) Unfair Competition (Violation of the California Business & Professions Code section 17200).  The Complaint alleges that RFID, Ltd., who described itself as a competitor of Smart-tek Solutions, Inc., made a series of false and misleading representations about Smart-tek Solutions, Inc. and its development of its RTAC-PM system.  The Complaint filed by Smart-tek Solutions, Inc. seeks monetary damages in excess of $10 million and equitable relief as a result of RFID, Ltd.’s conduct.

On May 9, 2006, the Company filed a Complaint in the District Court of Clark County, Nevada against the owners and operators of Stocklemon.com (“Stocklemon”).  The Complaint alleges causes of action for (1) Defamation; (2) Intentional Interference with Contractual Relations; (3) Intentional Interference with Prospective Economic Advantage and (4) Violation of State Securities Laws.  The Complaint alleges that Stocklemon made a series of provably false assertions of fact and other misleading statements concerning Smart-tek Solutions, Inc.’s financial affairs and business activities.  The Complaint further alleges that Stocklemon intentionally sought to damage Plaintiff’s value, contractual relationships and expectancies via the misrepresentations and misleading statements contained in a Stocklemon report issued on or about April 4, 2006.  The Complaint further alleges that Stocklemon utilized the “Report” and the untrue statements of material fact contained therein to deliberately manipulate the market for personal gain.  The Complaint filed by Smart-tek Solutions, Inc. seeks compensatory and punitive damages in excess of $100 million and equitable relief against Stocklemon.

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

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

January 10, 2006

Item 8.01

     Other Events

January 17, 2006

Item 8.01

     Other Events

March 21, 2006

Item 8.01

     Other Events

March 22, 2006

Item 8.01

     Other Events

March 28, 2006

Item 8.01

     Other Events

March 28, 2006

Item 8.01

     Other Events

March 29, 2006

Item 8.01

     Other Events

March 30, 2006

Item 8.01

     Other Events

March 31, 2006

Item 8.01

     Other Events

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

Date:  May 12, 2006

 By:  /s/ Denis Gallant

       -----------------------------------

        Denis Gallant

        Chief Financial Officer