Form 10KSB
period 2006-06-30
Smart-tek Solutions Inc
filed 2006-10-13
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X)      ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

(604) 628-8161

-----------------------

Registrant's telephone number, including area code

1100-1200 West 73rd Avenue

Vancouver, British Columbia V6P 6G5

Former address of principal executive offices

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has files all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports)  and (2) had been  subject to such  filing requirements for the past 90 days.                 Yes   X                  No    _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 2006: $2,219,489.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of June 30, 2006 was $11,850,603 based on a share value of $0.20.

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006 was 73,253,016 shares.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

SMART-TEK SOLUTIONS, INC

FOR THE FISCAL YEAR ENDED
June 30, 2006

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

45

Item 8A.Controls and Procedures

45

Item 8B.Other Information

46

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

With Section 16(a) of the Exchange Act

46

Item 10.Executive Compensation

51

Item 11.Security Ownership of Certain Beneficial Owners and Management and

 Related Stockholder Matters

53

Item 12.Certain Relationships and Related Transactions

54

Item 13.Exhibits

55

Item 14.Principal Accountants Fees and Services

56

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

•

increased competitive pressures from existing competitors and new entrants;

•

increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve future sales levels or other operating results; and

•

the unavailability of funds for capital expenditures

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

In late 2005 and all of 2006, the Company has marketed a new product called RTAC-PM (RFID Tracking Alert Containment and Poultry Monitoring) system.

Products and Services

Through our wholly-owned subsidiary Smart-tek Communications (“SCI”) we specialize in the design, sale, installation and service of the latest in security technology with proven electronic hardware and software products. SCI has positioned itself as a security systems leader in the Greater Vancouver area, supplying over 45% of new downtown core construction projects. Valued customers include major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. Projects range from high-end residential and commercial developments to system upgrades and monitoring contracts. SCI's continued growth and success is a direct result of providing a consistently superior product at competitive pricing to both new and existing clients. SCI's stellar client retention is in itself a testimonial to the overall excellence of the product designed and installed.

Furthermore in late 2005 we began marketing a new surveillance technology solutions for the monitoring and containment of the H5N1 virus with the recent introduction of its RTAC-PM system in an effort to develop another revenue stream for the company.  This scaleable system has been designed to help countries contain the deadly avian flu virus currently threatening the world.  As the RTAC-PM system was designed based on RFID technology that the Company has considerate experience in working with as part of its security technology services, the Company is well versed in the technology required as part of a comprehensive containment solution for countries that have been affected by the deadly H5N1 (Bird Flu, Avian Flu, Avian Influenza) virus.  To date, the Company has visited many countries around the world including China, Vietnam, Hong Kong, Singapore and Romania in our effort to market this innovative product.

Marketing Strategy

The Company relies on current relationships as their primary means of marketing their security technology products and services to developers in the Greater Vancouver Area. Since 1997, the Company has been successful in developing its security business in this market.  Real Estate development in the Greater Vancouver Area has been very active and with the upcoming 2010 Winter Olympic Games to be hosted by Vancouver, this trend is expected to continue.  We have 2 employees that concentrate their efforts on obtaining new contracts.

The Company uses a different approach to market its RTAC-PM product.  Due to vastness of the Bird Flu outbreaks over the past 24 months, the Company believes that the best way to market its products to local government officials, is to engage local agents to begin dialogue with local officials.  This strategy has been successful thus far.  It has allowed us to demonstrate our product to Chinese officials in Beijing, our agent in Romania has been successful in opening up the dialogue with the Department of Veterinary Medicine for the country and our agents in Hong Kong and Vietnam, have been working on making the proper contacts with the proper officials located in these regions.  Because the target market for the RTAC-PM system is the Government level, the sales cycle for the product is expected to be quite long.  The Company plans to continue to work with its agents to further promote the system.

Market

The commercial and residential security systems industry has experience tremendous growth since the tragic terrorist events of September 11, 2001.  Furthermore, construction growth in the Greater Vancouver area has also experience substantial growth over the past decade, and there are no signs of things slowing down.  The local industry is poised to grow even further due to the upcoming Winter Olympic Games which are to be stage in the Greater Vancouver Area.  Smart-tek Communications has worked very hard since its inception to develop and nurture relationships with its customers.  The strength of these relationships has brought Smart-tek a lot of successes over the past decade and will help to further grow its security and surveillance technology business.

With its corporate headquarters located in Vancouver, British Columbia Canada, SCI has targeted the local market to focus their sales efforts.  We estimate that SCI is supplying close to 50% of new downtown core construction projects.  With the continued aggressive growth of the downtown residential and commercial real estate market in the Greater Vancouver area, we feel the current market situation will only continue to grow, thereby providing SCI an opportunity to grow its business and client base.

Furthermore, the Company has marketed over the past year, a monitoring system that has been focused on helping with the containment and monitoring of the deadly H5N1 virus, commonly called the Avian Influenza or Bird Flu. There are currently no vaccines available to help eradicate this deadly disease and world health officials continually press for containment solutions as the only means to currently control the spread of the bird flu.  Smart-tek’s RTAC-PM system has been designed to be a part of a comprehensive containment and monitoring solution.  Thus far, the Company has focused its marketing initiatives in the South-East Asian region in the world along with Romania, regions that have suffered the largest number of outbreaks.   The Company or its agent have introduced the RTAC-PM to various organizations in Vietnam, Romania, China, Singapore and Hong-Kong.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2006 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2005	$ 2,100,000
New contracts, July 1, 2005 to June 30, 2006	5,994,033
Less: Contract revenue earned from July 1, 2005 to June 30, 2006	(2,186,000)
Balance, June 30, 2006	$ 5,908,333

In addition, between July 1, 2006 and September 30, 2006, the Company entered into additional contracts with anticipated revenues of approximately $225,935.

Competition

We face significant competition from four or five competitors in our target market in the security and surveillance technology industry.  In general, we believe that our current primary competitive advantages include product and service quality at competitive pricing and our long-standing relationships with our customers as evidenced by its stellar customer retention.

We face competition in our bird flu containment solutions market from various sources.  While we are not aware of any companies that have a containment solution such as ours, we do have competition from the various pharmaceutical companies who are aggressively working at developing a vaccine to help eradicate the disease.

Personnel

We currently have a total of 26 employees; 2 at STS and 24 at SCI. STS is primarily dependent upon our Officers and Directors. We intend to use the services of consultants to perform various professional services where cost-beneficial. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.  In addition, all of our SEC filings and press releases can be accessed though our website (www.smart-teksolutions.com).

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

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

	Fiscal 2005		Fiscal 2006
	High	Low	High	Low
1st Quarter	$0.12	$0.04	$0.45	$0.14
2nd Quarter	$0.05	$0.04	$0.85	$0.08
3rd Quarter	$0.30	$0.05	$1.11	$0.15
4th Quarter	$0.48	$0.10	$1.78	$0.17

(b) Holders of Common Stock

As of September 30, 2006, we had approximately 4,500 shareholders of record of the 73,253,016 shares outstanding. As of June 30, 2006, the closing price of our shares of common stock was $0.20 per share.

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

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142 ,”Goodwill and Other Intangible Assets”.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Stock-based compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44, "Accounting for Certain

Transactions Involving Stock Compensation", and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 48), "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which addressed the measurement date and recognition approach for such transactions.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB Opinion No.

25, "Accounting for Stock Issued to Employees", and amended SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

In addition, the Company now recognizes the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 1,300,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2006, the value of the unvested options was $115,000 which will be amortized in future periods as the options vest.

Significant Customers

For the twelve months ended June 30, 2006, we received 36% of our revenues from three customers: Blue Tree Management, Chambers Electric and Concord Pacific.  All three customers respectively represented more than 10% of revenues.  We believe we have a good relationship with these customers.

Principal Suppliers

The principal suppliers for the security equipment installed by SCI is Burtek Systems Inc., a Canada wide distributor and importer specializing in audio, video, security, access control and structured wiring products and Chamberlain Group.  These suppliers represent 44% of all purchases and each of these suppliers represents more than 10% of total purchases.

Results of Operations

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc.

Year ended June 30, 2006 vs. Year ended June 30, 2005

Revenue

Revenues increased by $1,898,490, from $320,999 in fiscal 2005 to $2,219,489 in fiscal 2006. The substantial increase is the result of the revenues in fiscal 2005 being recognized from the acquisition of SCI, April 15, 2005 to June 30, 2005, whereas in fiscal 2006, the revenues were for a full twelve months of operations.

Cost of Services

Cost of services increased by $1,674,163, from $261,790 in fiscal 2005 as compared to $1,935,953 in fiscal 2006.  The substantial increase is the result of the costs in fiscal 2005 being recognized from the acquisition of SCI, April 15, 2005 to June 30, 2005, whereas in fiscal 2006, the costs were for a full twelve months of operations.

Operating Expenses

Total operating expenses increased by $568,585 or 168% from $337,968 in fiscal 2005 to $906,553 in fiscal 2006. The increase in operating expenses was principally attributable to an $189,442 increase in management fee related costs primarily due to

an increase in our headcount to due to the acquisition of SCI and running a full fiscal year of operations with SCI.   Additionally, professional fees increased by $170,850 due the costs associated with legal proceedings initiated by the Company and the increase in accounting costs related to increased activities since the acquisition of SCI.  Travel and transportation expenses increased by $69,313 in the current year due to sales and marketing activities involving the Company’s wholly owned subsidiary along with a $47,041 increase in facilities expenses.

Other Expenses

Total other expenses, including interest expense and financing costs, increased $9,760 from $7,337 in fiscal 2005 to $17,097 in fiscal 2006. The increase was primarily due to the debt assumed in the acquisition of SCI.

Net Loss

Net loss increased by $354,018 or 124% from a net loss of $286,096 in fiscal 2005 to a net loss of $640,114 in fiscal 2006.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows form operations for the last two years.  We have obtained our required cash resources principally through loans from shareholders.  We may not operate profitably in the near future or until such time as the operations of SCI become profitable.

Management has specific plans to address the Company’s financial situation as follows:

•

We believe that we will continue to grow the security and surveillance technology business of SCI

•

We believe we can be successful in the sales and implementation of our RTAC-PM poultry monitoring system to generate further revenues

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

Cash used for operating activities was $214,950 in fiscal 2006 as compared with $58,496 in fiscal 2005.  In Fiscal 2006, cash used in operating activities include the net loss, increases in accounts and contract retention receivable, increase in costs on uncompleted contracts in excess of billings, decrease in prepaid expenses, increase in accounts payable and accrued liabilities and an increase in billings on uncompleted contracts in excess of costs and estimated revenues.  Furthermore, the net loss in fiscal 2006 was partially offset by the following non-cash operating activities: depreciation and amortization of stock options.  In Fiscal 2005, cash used in operating activities include the net loss, increases in accounts and contract retention receivable, decrease in costs on uncompleted contracts in excess of billings, increase in prepaid expenses, increase in accounts payable and accrued liabilities and an increase in billings on uncompleted contracts in excess of costs and estimated revenues.  Furthermore, the net loss in fiscal 2005 was partially offset by the following non-cash operating activities: depreciation, amortization of deferred compensation and issuance of common shares for services.

Cash provided by financing activities for fiscal 2006 was $266,350 and included funds provided from an increase in bank overdraft of $84,454, proceeds from shareholder’s loan of $199,985 offset by a repayment of $18,089 to a related party.  Cash provided by financing activities was $57,635 in fiscal 2005 and included funds provided from an increase of bank overdraft and proceeds from loans received from shareholders.

The Company’s wholly owned subsidiary, Smart-tek Communications Inc. currently has a backlog schedule of $5,908,333 which represents revenues that will be derived from signed contracts that work has not been completed or work is yet to be commenced as at June 30, 2006.  Of the $5,908,333 in backlog, $2,854,923 represents the value of contracts signed but work has not yet begun as at June 30, 2006.

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

We believe we currently have adequate capital resources to fund our anticipated cash needs through June 30, 2007 and beyond. However, an adverse business or legal development could require us to raise additional financing sooner than anticipated.

In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships, along with continuing to grow our security and surveillance technology business and continue to market our RTAC-PM system in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders.

The following summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash:

	Total	2007	2008	2009	2010	2011
Employment agreements	$ 482,350	263,100	219,250	-	-	-
Lease obligations - Office	$ 27,527	16,516	11,011	-	-	-
Lease obligations - vehicles	$ 101,644	44,748	40,760	16,136	-	-
Total Contractual obligations	$ 611,521	324,364	271,021	16,136	-	-

The Company’s wholly-owned subsidiary entered into new employment agreements in April 2005 for a term from April 23, 2005 to April 23, 2008.  Under the terms of the agreements, the Company is committed to pay each of the president and vice-president annual salaries of $120,027 each along with annual car allowances of $11,523.

The Company’s wholly-owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.

The Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.

Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. As we do not currently have any EU operations, the adoption of  FSP FAS No. 143-1 does not have any impact on our financial statements at June 30, 2006.

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

We have incurred losses for the last three fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2006, our accumulated deficit was $(3,764,055). We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.  Furthermore, we will continue to market our poultry monitoring system on a global scale.  We believe that the signing of one customer for this new system along with continued successes in the security and surveillance industry will have positive impact on our operating results.

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

We believe we currently have adequate cash to fund anticipated cash needs through June 30, 2007 and beyond primarily as a result of our contract backlog at June 30, 2006 of $5,908,333.  However, we may need to raise additional capital in the future. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain additional capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

  curtail our operations significantly;

  sell significant assets;

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

Because our security and surveillance technology business only operates in the greater Vancouver BC market, those customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers.

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

At June 30, 2006, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,451,107. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

ITEM 7. Financial Statements

Contents

Page

Report of Independent Registered Public Accounting Firm

24

Balance Sheets

25

Statements of Operations and Comprehensive Loss

26

Statements of Changes in Shareholders’ Deficiency

27

Statements of Cash Flows

28

Notes to the Consolidated Financial Statements

29 - 44

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

We have audited the accompanying consolidated balance sheets of Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.) (the “Company”) and its subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006 and  2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $640,114 and a negative cash flow from operations of $214,950 during the year ended June 30, 2006, and had a working capital deficiency of $1,426,592 and a shareholders’ deficiency of $959,671 at June 30, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

October 5, 2006

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Balance Sheets

As of June 30, 2006 and 2005

	2006	2005
Assets
Current assets
Cash and cash equivalents	$49,469	$468
Accounts receivable	662,132	351,656
Contract retention receivable	100,988	68,803
Cost of uncompleted contracts in excess of billings	6,906	2,202
Prepaid expenses and deposits	4,964	15,673
Total current assets	824,459	438,802
Equipment, net of accumulated depreciation of $ 7,773
at June 30, 2006 and $1,492 at June 30, 2005	15,610	21,891
Other
Goodwill	451,311	451,311
	$1,291,380	$912,004
Liabilities
Current liabilities
Bank overdraft	$206,091	$110,779
Accounts payable and accrued liabilities	452,122	218,237
Bonus payable	251,060	195,580
Billings on uncompleted contracts
in excess of costs and estimated revenues	432,558	255,605
Deferred revenue	16,401	9,340
Shareholder loans	281,061	81,076
Amounts due to officers and directors	401,834	176,077
Obligations under capital leases	-	1,165
Current portion of related party debt	209,924	30,096
Total current liabilities	2,251,051	1,077,955
Related party debt, net of current portion	-	175,005
Total liabilities	2,251,051	1,252,960
Commitments and contingencies
Shareholders’ Deficiency
Common stock: $0.001 par value, 500,000,000, shares
Authorized, 73,253,016 and 106,219,683 issued and outstanding at
June 30, 2006 and June 30, 2005 respectively	73,253	106,220
Preferred stock, $0.001 par value, 5,000,000 shares
Authorized, one (1) share of Class A preferred
issued and outstanding at June 30, 2006 and June 30, 2005	-	-
Additional paid in capital	2,796,561	2,865,261
Deferred compensation	-	(180,000)
Accumulated other comprehensive loss	(65,430)	(8,496)
Accumulated deficit	(3,764,055)	(3,123,941)
	(959,671)	(340,956)
	$1,291,380	$912,004

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the years ended June 30, 2006 and 2005

	2006	2005
Revenue
Contract revenue	$2,122,636	$294,679
Services revenue	92,398	25,320
Other revenue	4,455	1,000
Total revenue	2,219,489	320,999

Cost of revenue and service delivery	1,935,953	261,790

Gross profit	283,536	59,209

Selling, general and administrative expenses	906,553	337,968

Operating loss	(623,017)	(278,759)
Other expense
Interest	(17,097)	(7,337)

Net loss	(640,114)	(286,096)

Currency translation adjustment	(56,934)	(8,496)

Comprehensive loss	$(697,048)	$(294,592)
Weighted average number of common shares and equivalents,
basic and diluted	85,183,792	45,402,193
Loss per share, basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Changes in Shareholders’ Deficiency

For the years ended June 30, 2006 and 2005

				Accumulated other
	Common Stock		Additional	Deferred	Comprehensive	Accumulated
	Shares Amount		Paid in capital	Compensation	loss	Deficit		Total
Balance – June 30, 2004	5,051,683	$5,052	$2,668,758	$-	$-	$(2,837,845)		$(164,035)
Issuance of common stock
for services	18,000,000	18,000	-	-	-	-		18,000
Issuance of common stock
for debt settlement	25,000,000	25,000	-	-	-	-		25,000
Issuance of common stock
for payment of interest	1,000,000	1,000	-	-	-	-		1,000
Issuance of common stock
for forbearance agreement	1,000,000	1,000	-	-	-	-		1,000
Issuance of common stock
for directors and officers
compensation	32,000,000	32,000	-	-	-	-		32,000
Issuance of common stock
for consulting fees	24,167,000	24,167	1,503	-	-	-		25,670
Issuance of common stock
for acquisition of subsidiary	1,000	1	-	-	-	-		1
Issuance of stock options	-	-	195,000	(195,000)	-	-		-
Amortization of deferred
compensation	-	-	-	15,000	-	-		15,000
Net loss	-	-	-	-	-	(286,096)		(286,096)
Currency translation adjustment	-	-	-	-	(8,496)	-		(8,496)
Balance – June 30, 2005	106,219,683	106,220	2,865,261	(180,000)	(8,496)	(3,123,941)		(340,956)
Issuance of common stock
for settlement of accrued
liability	33,333	33	13,300	-	-	-		13,333
Reversal of previously recorded
deferred compensation in
accordance with FAS 123R	-	-	(180,000)	180,000	-	-		-
Fair value of options
issued to employees	-	-	65,000	-	-	-		65,000
Share cancellation	(33,000,000)	(33,000)	33,000	-	-	-		-
Net loss	-	-	-	-	-	(640,114)		(640,114)
Currency translation adjustment	-	-	-	-	(56,934)	-		(56,934)
Balance – June 30, 2006	73,253,016	$73,253	$2,796,561	$-	$(65,430)	$(3,764,055	) $	(959,671)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss from operations	$(640,114)	$(286,096)
Adjustments to reconcile net loss to net cash provided
by operations
Depreciation and amortization	8.089	1,492
Fair value of options issued for services	65,000	15,000
Issuance of common shares for services	-	43,670
Issuance of common shares for compensation	-	32,000
Issuance of common shares for payment of interest	-	1,000
Issuance of common shares for forbearance agreement	-	1,000
Changes in operating assets and liabilities
Accounts receivable	(276,009)	(162,118)
Contract retention receivable	(25,442)	(9,992)
Costs of uncompleted contracts in excess of billings	(4,488)	5,070
Prepaid expenses and deposits	10,836	(13,714)
Accounts payable and accrued liabilities	187,535	108,144
Amounts due to officers and directors	225,756	25,045
Bonus payable	75,840	(8,160)
Billings on uncompleted contracts in excess of costs and estimated revenues	151,901	188,430
Deferred revenue	6,146	733
Net cash used in operating activities	(214,950)	(58,496)
Cash flows from financing activities
Increase in bank overdraft, net	84,454	16,006
Net proceeds from shareholders loan	199,985	46,131
Repayment of related party loan	(18,089)	(4,034)
Net cash provided by financing activities	266,350	58,103
Effects of exchange rates on cash	(2,399)	(1,165)
Net increase (decrease) in cash and cash equivalents	49,001	(1,558)
Cash and cash equivalents, beginning of year	468	2,026
Cash and cash equivalents, end of year	$49,469	$468
Supplemental cash flow information
Interest paid	$17,097	$-
Taxes paid	$-	$-
Non-cash investing and financing activities
During the year ended June 30, 2006, the Company issued 33,333 restricted shares of its common stock in full settlement of a $13,333 amount owed to a shareholder.
During the year ended June 30, 2006, the Company cancelled 33,000,000 shares of common stock that were returned by the holders. The shares were returned without cost to the Company.
On April 15, 2005, the Company acquired Smart-tek Communications Inc.
for non-cash consideration of 1,000 shares of common stock and 1 share
of Series A preferred stock	$-	$1

See accompanying notes to the consolidated financial statements

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

1.

Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. (“STS” or the "Company") to better reflect its new business activities.

STS was incorporated in Nevada on March 22, l995.

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

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc. and its wholly-owned subsidiary, Smart-tek Communications Inc..  Inter-company transactions have been eliminated in consolidation.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s terms of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is no allowance for doubtful accounts as of June 30, 2006 and 2005.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, contract retention receivable, bank overdraft, accounts payable and accrued liabilities, amounts due to officers and directors, shareholder loans and related party loans. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142 ,”Goodwill and Other Intangible Assets”.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

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

Revenue recognition

The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract based upon estimates of future outcomes, which include:

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

June 30, 2006

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

Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholder’s deficiency.  The Company’s other comprehensive loss reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

Stock-based compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 48), "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which addressed the measurement date and recognition approach for such transactions.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amended SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

In addition, the Company now recognizes the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.  Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2006, the value of the unvested options was $115,000 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

Recovery of long-lived assets

The Company adopted SFAS Statement 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires recognition of impairment losses on long- lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amounts.

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

Recent accounting pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the Directive) issued by the European Union (EU). The Directive was enacted on February 13, 2003, and directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste. FSP FAS No. 143-1 is effective for reporting periods ending after June 8, 2005, which is June 30, 2005 for us, or the date of adoption of the Directive by the applicable EU-member countries, if later. As we do not currently have any EU operations, the adoption of  FSP FAS No. 143-1 does not have any impact on our financial statements at June 30, 2006.

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

June 30, 2006

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $640,114 and a negative cash flow from operations of $214,950 during the year ended June 30, 2006, and had a working capital deficiency of $1,426,592 and a shareholders’ deficiency of $959,671 at June 30, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2007 and beyond primarily as a result of our contract backlog at June 30, 2006 of $5,908,333. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

The acquisition was accounted for as a purchase and the results of SCI’s operations beginning April 16, 2005 are included in the accompanying consolidated statement of operations.  The acquisition of SCI’s assets and liabilities has been recorded at their fair market value at the date of purchase.  The Company determined that the historical cost of the assets and liabilities acquired approximated their fair market values given the nature of the assets and liabilities acquired.  Purchase price allocation was as follows:

Valuation of shares of common stock and preferred stock		$1
Assets acquired	276,012
Liabilities assumed	(727,324)	451,312
Goodwill		$451,311

The following is the proforma unaudited operating results of the Company for the year ended June 30, 2005 had the acquisition occurred as of July 1, 2004:

Revenue		$1,630,293
Cost of sales		1,250,787
Gross margin		379,506
Selling, general & administrative expenses		765,955
Operating loss		(386,449)
Other expense
Interest		(28,341)
Net loss	$	(414,790)

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

As of June 30, 2006 and 2005, contract retention receivables were $100,988 and $68,803 respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

4.

Equipment

			2006			2005
		Accumulated	Net		Accumulated	Net
	Cost	Depreciation	Book Value	Cost	Depreciation	Book Value
Computer equipment and
software	$899	$298	$601	$899	$55	$844
Office furniture and equipment	4,727	1,136	3,591	4,727	233	4,494
Leasehold improvements	15,617	5,660	9,957	15,617	1,111	14,506
Computer equipment under
capital lease	2,140	679	1,461	2,140	93	2,047
	$23,383	$7,773	$15,610	$23,383	$1,492	$21,891

5.

Bank Overdraft

At June 30, 2006, bank overdrafts were $206,091 of which $111,987 covered by a revolving line of credit.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $111,987 ($125,000 CDN) and is secured by a shareholder guarantee and $42,808 ($50,000 CDN) in the form of a term deposit.  As of June 30, 2006, the Company had written checks in excess of the operating line of credit in the amount of $94,104.

6.

Related Party Debt

Related party consists of the following at June 30,

	2006	2005
Unsecured loan from related party, (father of Company
President) Non-interest bearing, with no fixed
repayment terms.	$181,689	$175,005
Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment,
due on demand.	28,235	30,096
	209,924	205,101
less current portion	-	30,096
	$209,924	$175,005

7.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at June 30, 2006 and June 30, 2005 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

At June 30, 2006, the above shareholder loans aggregated to $281,061.

8.

Income Taxes

As of June 30, 2006 for Federal income tax purposes, the Company has approximately $3,451,107 in net operating loss carryforwards expiring through 2020. The Company has provided a 100% valuation allowance as it cannot determine that it is more likely than not that it will realize the deferred tax assets.

At June 30, 2006, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,451,107. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2006 and June 30, 2005 as follows:

	June 30	June 30
	2006	2005
Deferred tax asset, beginning	$1,038,000	$978,000
Benefit of current year’s operating loss carryforward	167,369	60,000
Deferred tax asset, ending	$1,205,369	$1,038,000
Valuation allowance, beginning	($1,038,000)	($978,000)
Current year’s provision	(167,369)	(60,000)
Valuation allowance, ending	($1,205,369)	($1,038,000)
Deferred tax asset, net	$-	$-
	June 30	June 30
	2006	2005
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax expense	-	-

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Consolidated Financial Statements

June 30, 2006

9.

Common Stock

At June 30, 2006, the Company is authorized to issue:

1)

5,000,000 shares of preferred stock, par value $0.001 per share

2)

500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2006, there are 73,253,016 shares of Common Stock outstanding.

Stock Issuance

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

Stock Cancellation

On November 10, 2005, the Company received notification from its former Chief Financial Officer that he was rescinding receipt of ten million (10,000,000) shares issued to him in February 2005 previously valued at $10,000.  The Company has accepted the rescinding of shares and has subsequently cancelled the shares.

On November 10, 2005, the Company received notification from Palm Coast Funding, LLP, that they were cancelling the professional services contract that they have with the Company and rescinding receipt of twenty-three million (23,000,000) shares issued to them in February 2005 previously valued at $23,000.  The Company has accepted the rescinding of shares and has subsequently cancelled the shares.

In connection with the rescinded agreements discussed above, the Company reversed the previously recorded value of the shares issued of $33,000.

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

June 30, 2006

2005 Stock Incentive Plan

During fiscal 2005, pursuant to provision under the plans, the Company’s Board of Directors cancelled all existing stock option and incentive plans.

The following description applies to the stock incentive plan that was subsequently adopted on May 27, 2005; 1,300,000 options have been granted under this plan as of the date of this filing.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2006

At June 30, 2006, options outstanding are as follows:

Average
	Shares	Exercise Price
Balance at July 1, 2004	-	-
Granted	1,300,000	$0.15
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2005	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2006	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2006 is as follows:

		Options outstanding		Options exercisable
Exercise	Number	Weighted average	Weighted	Number	Weighted
price	outstanding	remaining	average		exercisable average
		contractual life	exercise		exercise
		(years)	price		price
$0.15	1,300,000	8.75	$0.15	523,611	$0.15

10.

Costs and Estimated Earnings on Uncompleted Contracts

	2006	2005
Costs incurred on uncompleted contracts	$282,628	$235,933
Estimated earnings	128,220	165,461
	410,848	401,394
Less: Billings to date	836,500	654,797
	$(425,652)	$(253,403)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$6,906	$2,202
Billings on uncompleted contracts in excess of costs
and estimated revenues	(432,558)	(255,605)
	$(425,652)	$(253,403)

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2006

11.

Related Party Transactions

During the years ended June 30, 2006 and 2005, the Company declared bonuses of $143,200 and $200,000, respectively, payable to the Company's President and to the Vice President of its operating subsidiary. Such costs has been reflected in the accompanying statement of operations. As of June 30, 2006 and 2005, $251,060 and $195,580 were payable to these officers and are reflected as such on the Company's balance sheet.

During the year ended June 30, 2005, the Company issued 650,000 options to purchase shares of its common stock to each of the Company's president and to its Vice-president of its operating subsidiary (1,300,000 options in total). These options were valued at $195,000 using an option pricing model, and are being amortized over their three year vesting period. During the years ended June 30, 2006 and 2005, $65,000 and $15,000 of the amortization of such costs has been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $401,834 and $176,077 as of June 30, 2006 and 2005, respectively. This amount includes $302,532 and $151,032 in 2006 and 2005, respectively, of accrued salaries owed to the Company's former chief executive and former chief financial officer. In addition, during the years ended June 30, 2006 and 2005, the Company's former Chief Executive Officer paid certain of the Company's expenses. The amount due him as of June 30, 2006 and 2005 was $99,301 and $25,045 of unsecured, short term, non interest bearing advances from relating to the payment of certain Company's expenses

Selling, general and administrative expenses for the years ended June 30, 2006 and 2005 includes management fees of $114,726 and $20,005, respectively, of management fees paid to the president of the Company.

12

Commitments

Operating leases

The Company’s wholly-owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.   Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.  The minimum payments required under these operating leases for each of the five years subsequent to June 30, 2006 are approximately as follows:

Year ending
June 30
2007	$61,264
2008	51,771
2009	16,136
2010	-
2011	-

Employment agreements

The Company’s wholly-owned subsidiary entered into new employment agreements in April 2005 for a term from April 23, 2005 to April 23, 2008.  Under the terms of the agreements, the Company is committed to pay each of the president and vice president annual salaries of $120,027 along with annual car allowances of $11,523.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2006

13.

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

14.

Concentrations of risk

At June 30, 2006, two significant customers accounted for 52% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

In 2006, three significant customers accounted for 35% of revenue and each of these customers individually accounted for more than 10% of revenue.

During 2006 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

In 2006, three significant suppliers accounted for 70% of purchases.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to Financial Statements

June 30, 2006

15.

Subsequent Events

Effective July 1, 2006, Mr. Conrad Lacker and Mr. Robert Vivacqua resigned their positions as Directors of the Company in order to pursue other personal business ventures.  There were no disagreements between the Company and Messrs. Lacker and Vivacqua.

On September 14, 2006, the Company accepted the resignation of Mr. Donald Gee as President, CEO and Director of the Company.  Mr. Gee also resigned in order to pursue other personal business ventures.  There were no disagreements between Mr. Gee and the Company.

On September 14th, the Company appointed Mr. Perry Law as its new President and CEO effective September 30, 2006.  Previously, Mr. Law served as President and CEO of Smart-tek Communications Inc., the Company’s wholly owned subsidiary.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2006, the Company announced that it had received an purchase order to its RTAC-PM system from its agent in China.  As of September 30, 2006 the Company has not yet received the specifications required to complete the customization of its software.  As result, the Company is unsure the order will materialize as previously expected.  As the purchase order did not meet the Company’s revenue recognition policy, no revenue has been recorded based on this purchase order.

On September 14th, 2006, the Company and its board of directors received and accepted the resignation of Donald Gee effective September 30, 2006, as the Company’s President, CEO and Director.  Mr. Gee has resigned in order to pursue other business ventures.  There were no disagreements between the Company and Mr. Gee.  The Company and its board have appointed Mr. Perry Law as its new President and CEO.

ITEM 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Organization of the Board of Directors

As of September 30, 2006, our directors were as follows:

PERRY LAW is the founder of Smart-tek Communications Inc. and has been its CEO since 1997.  Mr. Law has over fifteen years experience in the security/surveillance systems industry and has played a central role in introducing and implementing technological changes in the local/regional security industry.  Mr. Law has held numerous executive management positions in both private and public companies and is very active in charitable causes.

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

Audit Committee

The Company does not currently have separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements.

Executive Officers

As of September 30, 2006, the following persons were our executive officers:

Perry Law

44

President, CEO and Director

Denis Gallant

33

Chief Financial Officer and Director

Information concerning Messrs. Law and Gallant is provided under the section captiond “Organization of the Board of Directors”.

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

Based solely upon our review of Forms 3, 4 and 5, we are not aware of any transactions that were not reported on a timely basis.

Code of Ethics

In June 2004, our Board of Directors adopted a Code of Business Conduct and Ethics governing its Chief Executive Officer, Chief Financial Officer, its other executive officers, the Board of Directors and employees. The Board is undertaking the task of updating this Code of Ethics during fiscal 2007. We intend to disclose on our website any waivers or amendments to our Code of Business Conduct and Ethics within five business days of such action.

ITEM 10 – Executive Compensation

Executive Compensation and Related Information

The following table sets forth compensation for services rendered in all capacities to Smart-tek Solutions, Inc. for the three fiscal years ended June 30, 2006 for our Chief Executive Officer and the four most highly compensated executive officers as of June 30, 2006 whose total annual salary and bonus for fiscal 2006 exceeded $100,000 (collectively, the “Named Officers”)

			Annual Compensation				Long-term Compensation
							Restricted
Name and Principal					All Other		Stock	Options (#)	All Other
Position		Year	Salary ($)	Bonus ($)	Compensation ($)		Awards (#)	Granted	Compensation ($)

Perry Law	a	2006	114,726	77,418	-		-	-	-
President and		2005	20,005	-	-		-	650,000	-
Chief Executive Officer
Smart-tek Communications

Stephen Platt	b	2006	114,726	60,214	-		-	-	-
Vice-President		2005	20,005	-	-		-	650,000	-
Smart-tek Communications

Donald Gee	c	2006	120,000	-	-		-	-	-
President and		2005	48,500	-	-		10,000,000	-	-
Chief Executive Officer

Kathy Jiang	d	2005	17,298	-	-	-	-	-	-
President and		2004	30,705	-	-	-	-	-	-
Chief Executive Officer

(a)

Mr. Perry Law has been the President and Chief Executive Officer of Smart-tek Communications Inc. since its inception.  Smart-tek Communications is the wholly-owned subsidiary of Smart-tek Solutions.  Mr. Law was appointed as President and CEO of Smart-tek Solutions on September 14, 2006 effective September 30, 2006.

(b)

Stephen Platt is the Vice-President of Smart-tek Communications, the Registrant’s wholly owned subsidiary.

(c)

Mr. Gee was appointed President and Chief Executive Officer on December 2, 2004 upon the resignation of Kathy Jiang.  Mr. Gee’s 2005 and 2006 compensation was accrued but unpaid in 2006.  Mr. Gee resigned from his position as President and CEO of the Registrant on September 14, 2006, effective September 30, 2006.

(d)

Kathy Jiang served as President and Chief Executive Officer from April 1999 until December 2004; $71,032 of her salary has been accrued but remains unpaid in 2006.

Stock Options

Mr. Platt and Mr. Law were granted 650,000 options each to purchase shares of common stock of Smart-tek Solutions in April 2005.  These options vest over a three year period.

Compensation of Directors

Each non-employee director does not receive a fee for attendance at each meeting of the Board of Directors; these directors are reimbursed only for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the committees thereof.

Employment Contracts, Termination of Employment and Change in Control Agreements

ITEM 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 30, 2006, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Smart-tek Solutions Inc, 433 Town Center, Suite 316, Corte Madera, CA 94925.

		Amount and Nature of
		Beneficial Ownership		Percentage of Class
			Shares of	Beneficially Owned
		Shares of	Class A			Percentage
		Common	Preferred			of Voting
		Stock	Stock		Class A	Securities
		Beneficially	Beneficially	Common	Preferred	Beneficially
		Owned	Owned	Stock	Stock	Owned

5% Shareholders
Essex Property Management		9,000,000		12.29%		9.83%
#1 Mapp St
Belize City, Belize	(3)

Dublin Asset Protection A.G.		5,000,000		6.83%		5.46%
800 Second Ave
New York, New York	(4)

Farthingham Capital Corporation		4,000,000		5.46%		4.37%
3465 Hutchinson, Suite 506
Montreal, Quebec	(5)

Perry Law		217,667	1	-	100%	20
Unit 10-11720 Voyageur Way
Richmond, BC
V6X 3G9

Named Officers and Directors

Perry Law		217,667	1	-	100%	20

Denis Gallant		4,000,000	0	5.46%

All current executive officers and directors		4,217,667	1	5.76%	100%	25.76

(1)

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable.

(2)

Applicable percentage ownership of common stock is based on 73,253,016 shares of common stock issued and outstanding as of June 30, 2006.  Class A Preferred Stock, at June 30, 2006, had 20% of the voting power of all common and preferred shares issued.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 30, 2006 are deemed outstanding.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)

On December 8, 2004, the Company entered into a consulting agreement with Essex Property Management, Ltd. ("Essex") to provide professional services to the Company, principally to identify, recruit and introduce two (2) acceptable candidates to the Board of Directors for service on the Company's Board. As Essex had satisfied the terms of the agreement effective December 5, 2004, the Company issued nine million (9,000,000) restricted shares of the common stock of the Company for these services.

(4)

On December 7, 2004, the Company entered into a consulting agreement with Dublin Asset Protection A.G. to provide corporate finance and merchant banking services to the Company, principally to arrange equity financing for the Company. The Company issued five million (5,000,000) restricted shares of the common stock of the Company for these services.

(5)

On December 6, 2004, the Company entered into a consulting agreement with Farthingham Capital Corporation to provide corporate finance and merchant banking services to the Company, principally to arrange debt financing for the Company. The Company issued four million (4,000,000) restricted shares of the common stock of the Company for these services.

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plan for fiscal 2006:

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options	equity compensation plans
	warrants and rights	warrants and	(excluding securities
Plan Category	(a)	rights	reflected in column (a))
Equity compensation plan approved by the shareholders	1,300,000	$0.15	23,700,000

The Company’s 2005 Stock Incentive Plan is our only equity plan that has been approved by our shareholders and is our only plan in effect and with options outstanding.

ITEM 12 – Certain Relationships and Related Transactions

Management fees include $114,726 and $20,005 in 2006 and 2005, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Officers’ salaries include $151,500 and $97,298 in 2006 and 2005, respectively, of accrued salaries owed to the Company’s chief executive and chief financial officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president.  Under the terms of the stock option agreements, the Company recorded costs of stock options of $65,000 has been amortized during the year ended June 30, 2006.

During the year ended June 30, 2006, the Company’s chief executive officer paid some expenses on behalf of the Company.  These advances are recognized as short term liabilities as there are no fixed repayment terms, but the funds are due on demand.

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

ITEM 14 – Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg & Company for the audit of our financial statements for the fiscal year ended June 30, 2006  was $59,087.

Audit— Related Fees

None.

Tax Fees

None

All Other Fees

There were no other fees billed for services rendered by Weinberg & Company not reportable as Audit Fees, Audit Related Fees or Tax Fees for the fiscal year ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS, INC.

(Registrant)

Date: October 13, 2006

 /s/ Perry Law

-----------------------------------

 Perry Law

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2006

/s/Perry Law

-----------------------------------

Perry Law

Chief Executive Officer, President

Chairman of the Board

(Principal Executive Officer)

Date: October 13, 2006

 /s/Denis Gallant

 -----------------------------------

 Denis Gallant

Chief Financial Officer & Director

(Principal Financial &

 Accounting Officer)