Form 10QSB
period 2006-09-30
Smart-tek Solutions Inc
filed 2006-11-14
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

3702 South Virginia St.

Suite G12-401

Reno, NV 89502

Address of principal executive offices

(604) 628-8161

-----------------------

Registrant's telephone number, including area code

433 Town Center, Suite 316

Corte Madera, CA, 94925

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

Yes   X                  No    _____

As of October 30, 2006 the Company had 73,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

		Page

	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statement of Changes in Shareholders' Deficiency	7

	Condensed Consolidated Statements of Cash Flows	8

	Notes to the Condensed Consolidated Financial Statements	9-15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at September 30, 2006 (Unaudited) and June 30, 2006

September 30		June 30
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$47,399	$49,469
Accounts receivable	570,061	662,132
Contract retention receivable	149,036	100,988
Cost of uncompleted contracts in excess of billings	13,856	6,906
Prepaid expenses and deposits	4,965	4,964
Total current assets	785,317	824,459
Equipment, net of accumulated depreciation	13,579	15,610
Goodwill	451,311	451,311
	$1,250,207	$1,291,380
Liabilities
Current liabilities
Bank overdraft	$169,348	$212,583
Accounts payable and accrued liabilities	429,016	445,631
Bonus payable	251,060	251,060
Billings on uncompleted contracts
in excess of costs and estimated revenues	379,077	432,558
Deferred revenue	17,341	16,401
Shareholder loans	375,458	281,061
Amounts due to officers and directors	431,833	401,833
Related party debt	227,619	209,924
Total current liabilities	2,280,752	2,251,051
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at September 30, 2006 and June 30, 2006	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 issued
and outstanding at September 30, 2006 and June 30, 2006
respectively	73,253	73,253
Additional paid in capital	2,812,811	2,796,561
Accumulated other comprehensive loss	(64,703)	(65,430)
Accumulated deficit	(3,851,906)	(3,764,055)
Total shareholders’ deficiency	(1,030,545)	(959,671)
	$1,250,207	$1,291,380

See accompanying notes to the condensed consolidated financial statements.

4

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended September 30, 2006 and 2005

		2006	2005
Revenue
Contract revenue		$647,656	$529,335
Services revenue		42,225	46,804
Other revenue		194	494
Total revenue		690,075	576,633
Cost of revenue and service delivery		592,520	404,233
Gross profit		97,555	172,400
Selling, general and administrative expenses		182,721	258,151
Operating loss		(85,166)	(85,751)
Other expense
Interest		(2,685)	(5,205)
Net loss		(87,851)	(90,956)
Currency translation adjustment		727	(26,610)
Comprehensive loss		$(87,124)	$(117,566)
Loss per share, basic and diluted	$	(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted		73,253,016	106,239,248

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statement of Changes in Shareholders’ Deficiency-Unaudited

For the three months ended September 30, 2006

				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid in capital	loss	Deficit	Total
Balance – July 1, 2006	73,253,016	$73,253	$2,796,561	$(65,430)	$(3,764,055)	$(959,671)
Fair value of options
issued to employees	-	-	16,250	-	-	16,250
Net loss	-	-	-	-	(87,851)	(87,851)
Currency translation adjustment	-	-	-	727	-	727
Balance – September 30, 2006	73,253,016	$73,253	$2,812,811	$(64,703)	$(3,851,906)	$(1,030,545)

See accompanying notes to the consolidated financial statements.

.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Cash Flows-Unaudited

For the three months ended September 30, 2006 and 2005

	2006	2005
Operating activities
Net loss	$(87,851)	$(90,956)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	2,034	1,895
Amortization of deferred compensation	16,250	16,250
Changes in operating assets and liabilities
Accounts receivable	92,664	27,504
Contract retention receivable	(47,958)	(36,702)
Costs of uncompleted contracts in excess of billings	(6,944)	(7,819)
Prepaid expenses and deposits	-	6,485
Accounts payable and accrued liabilities	(22,602)	87,448
Amounts due to officers and directors	30,000	69,229
Bonus payable	-	(30,045)
Deferred income	925	-
Billings on uncompleted contracts in excess of costs and estimated revenues	(53,869)	(74,569)
Net cash used in operating activities	(77,351)	(31,280)
Financing activities
(Decrease) increase in bank overdraft, net	(36,928)	18,533
Proceeds from shareholders loan	94,397	-
Proceeds from officer loan	-	18,229
Proceeds from (repayment) of related party debt	17,470	(6,141)
Net cash provided by financing activities	74,939	30,621
Effects of exchange rates on cash	342	659
Net increase (decrease) in cash and cash equivalents	(2,070)	-
Cash and cash equivalents, beginning of period	49,469	-
Cash and cash equivalents, end of period	$47,399	$-
Supplemental cash flow information
Interest paid	$2,685	$5,205

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

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

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At September 30, 2006, Xili USA, Inc. owns approximately 3% of the outstanding common shares of the Company.

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

Pursuant to the share exchange agreement, the Company issued 1,000 shares of its common stock and 1 share of Class A preferred stock in return for all outstanding shares of SCI.  The acquisition has been accounted for as a purchase.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2006.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

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

Three Months Ended September 30, 2006 and 2005

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

The Company has two partially vested stock options outstanding at September 30, 2006 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to each to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 in April 2005, the grant date, using an option pricing model, of which $16,250 was recognized as expense during the three months ended September 30, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2006, the value of the unvested options was $98,750 which will be amortized in future periods as the options vest.

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three months ended September 30, 2006 or 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three months ended September 30, 2006 and 2005.  At September 30, 2006, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

Recent accounting pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for  fair value measurements.  Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $87,851 and a negative cash flow from operations of $77,351 during the three months ended September 30, 2006, and had a working capital deficiency of $1,495,435 and a shareholders’ deficiency of $1,030,545 at September 30, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2007 and beyond primarily as a result of our contract backlog at September 30, 2006 of $5,490,726 and contracts in the aggregate of $271,066 entered into subsequent to September 30, 2006.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.

Concentrations of risk

At September 30, 2006, three customers accounted for 52% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable.

During the three months ended September 30, 2006, five significant customers accounted for more than 61% of revenue and each of these five customers accounted for more than 10% of revenue.

During the three months ended September 30, 2006, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the three months ended September 30, 2006, five significant suppliers accounted for 84% of purchases.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2006 and 2005

3.

Bank Overdraft

At September 30, 2006, bank overdrafts were $169,348, of which $112,088 ($125,000 CDN) was covered by a revolving line of credit.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $112,088 ($125,000 CDN) and is secured by a shareholder guarantee and $44,835 ($50,000 CDN) in the form of a term deposit.  As of September 30, 2006, the Company has written checks in excess of the operating line of credit in the amount of $57,260.

4.

Related Party Debt

	September 30	June 30
	2006	2006
	(Unaudited)
Unsecured loan from related party, (father of Company
President) non-interest bearing, due on demand with
no fixed repayment terms.	$181,852	$181,689
Various related party loans, unsecured, non-interest
Bearing advances due on demand with no fixed terms
of repayment.	45,767	28,235
	$227,619	$209,924

5.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at September 30, 2006 and June 30, 2006 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

During the three months ended September 30, 2006, the Company borrowed $94,397 from a company controlled by the Company’s President.  The loan is unsecured, and bears interest of 7.5% beginning on January 1, 2007.  The loan has no fixed repayment terms.

At September 30, 2006 and June 30, 2006, the above shareholder loans aggregated $ 375,458 and $281,061 respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

6.

Income Taxes

The Company has provided a 100% valuation allowance on its potential deferred tax asset as it cannot determine that it is more likely than not that it will realize the deferred tax asset.  As of September 30, 2006 for Federal income tax purposes, the Company has approximately $3,549,374 in net operating loss carryforwards expiring through 2020.

At September 30, 2006, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,549,374. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2006 and June 30, 2006 as follows:

	September 30	June 30
	2006	2006
	(Unaudited)
Deferred tax asset, beginning	$1,205,369	$1,038,000
Benefit of current year’s operating loss carryforward	20,248	167,369
Deferred tax asset, ending	$1,225,617	$1,205,369
Valuation allowance, beginning	($1,205,369)	($1,038,000)
Current year’s provision	(20,248)	(167,369)
Valuation allowance, ending	($1,225,617)	($1,205,369)
Deferred tax asset, net	$-	$ -
	September 30	June 30
	2006	2006
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax recovery (expense)	-	-

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

7.

Costs and Estimated Earnings on Uncompleted Contracts

		2006
Costs incurred on uncompleted contracts		$375,672
Estimated earnings		189,876
		565,548
Less: Billings to date		930,769
	$	(365,221)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings		$13,856
Billings on uncompleted contracts in excess of costs
and estimated revenues		(379,077)
	$	(365,221)

8.

Related Party Transactions

Management fees include $26,750 and $24,925 for the three months ended September 30, 2006 and 2005, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Amounts due to officers and directors were $431,833 and $401,833 as of September 30, 2006 and June 30, 2006, respectively.  This amount includes $332,532 and $302,532 as of September 30, 2006 and June 30, 2006, respectively, of accrued salaries owed to the Company's former chief executive officer and chief financial officer.  In addition, the Company's former Chief Executive Officer paid certain of the Company's expenses.  The amount due him as of September 30, 2006 and June 30, 2006 was $99,301 of unsecured, short term, non interest bearing advances relating to payment of certain Company's expenses.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2006 and 2005

9.      Legal proceedings

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

Furthermore, the Company has marketed over the past year, a monitoring system that has been focused on helping with the containment and monitoring of the deadly H5N1 virus, commonly called the Avian Influenza or Bird Flu. There are currently no vaccines available to help eradicate this deadly disease and world health officials continually press for containment solutions as the only means to currently control the spread of the bird flu.  Smart-tek’s RTAC-PM system has been designed to be a part of a comprehensive containment and monitoring solution.  Thus far, the Company has focused its marketing initiatives in the South-East Asian region in the world along with Romania, regions that have suffered the largest number of outbreaks.   The Company and/or its agent have introduced the RTAC-PM to various organizations in Vietnam, Romania, China, Singapore and Hong-Kong.

The system uses already available hardware that is complemented with the software developed by the Company.

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at September 30, 2006 and from contractual agreements on which work has not yet begun.
Balance at June 30, 2006	$5,908,333
New contracts, July 1 to September 30, 2006	230,049
Less: Contract revenue earned from July 1
to September 30, 2006	(647,656)
Balance, September 30, 2006	$5,490,726

In addition, between October 1, 2006 and October 30, 2006, the Company entered into additional contracts with anticipated revenues of approximately $271,066.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the three months ended September 30, 2006, revenues increased to $690,075 from $576,633 for the same period ended in 2005, an increase of $113,442 or 20%.

Cost of services increased by $188,287 for the three months ended September 30, 2006 as compared with the same period ending in 2005.  Cost of services for the three months ended September 30, 2006 was $592,520 as compared to $404,233 for the same period ended in 2005, an increase of 47%.

Total operating expenses decreased by $75,430 or 29% from $258,151 for the three months ended September 30, 2005 to $182,721 for the same period ending in 2006.  The decrease in operating expenses was principally attributable to a decrease in personnel related costs for the three months ended September 30, 2006 as compared to the same period ended in 2005.

Total other expenses, including interest expense and financing costs, decreased $2,520 from $5,205 for the three months ended September 30, 2005 to $2,685 in the same period ended in 2006.

Net loss remained stable from a net loss of $90,956 for the three months ended September 30, 2005 to a net loss of $87,851 for the three months ended September 30, 2006.

The Company has fully reserved its potential deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2006, net cash used in operating activities was $77,351 and net cash provided by financing activities was $74,939. There was no cash provided by or used in investing activities.  The Company did not have any cash and cash equivalents at September 30, 2005.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2006, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for  fair value measurements.  Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

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

    32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

    32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K/A

Registrant filed the following reports on Form 8-K during the quarter covered by this Report:

 Date of Report

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

August 22, 2006

Item 5.02 & 8.01 Departure of directors and Other Events

September 25, 2006

Item 8.01

     Other Events

October 13, 2006

Item 8.01

     Other Events

October 13, 2006

Item 8.01

     Other Events

October 16, 2006

Item 8.01

     Other Events

October 16, 2006

Item 8.01

     Other Events

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

Date:  November __, 2006

 By:

       -----------------------------------

        Perry Law

        Chief Executive Officer