Form 10QSB
period 2006-12-31
Smart-tek Solutions Inc
filed 2007-02-13
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes   X                  No    _____

As of January 21, 2007 the Company had 73,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

		Page

	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statement of Changes in Shareholders' Deficiency	7

	Condensed Consolidated Statements of Cash Flows	8

	Notes to the Condensed Consolidated Financial Statements	9-15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at December 31, 2006 (Unaudited) and June 30, 2006

	December 31	June 30
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$42,907	$49,469
Accounts receivable	525,527	662,132
Contract retention receivable	134,166	100,988
Cost of uncompleted contracts in excess of billings	7,748	6,906
Prepaid expenses and deposits	4,934	4,964
Total current assets	715,282	824,459
Equipment, net of accumulated depreciation	11,038	15,610
Goodwill	451,311	451,311
	$1,177,631	$1,291,380
Liabilities
Current liabilities
Bank overdraft	$101,163	$212,583
Accounts payable and accrued liabilities	503,748	445,631
Bonus payable	251,060	251,060
Billings on uncompleted contracts
in excess of costs and estimated revenues	394,400	432,558
Deferred revenue	18,877	16,401
Shareholder loans	341,586	281,061
Amounts due to officers and directors	453,054	401,833
Related party debt	196,023	209,924
Total current liabilities	2,259,911	2,251,051
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at December 31, 2006 and June 30, 2006	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 issued
and outstanding at December 31, 2006 and June 30, 2006
respectively	73,253	73,253
Additional paid in capital	2,829,061	2,796,561
Accumulated other comprehensive loss	(35,523)	(65,430)
Accumulated deficit	(3,949,073)	(3,764,055)
Total shareholders’ deficiency	(1,082,282)	(959,671)
	$1,177,631	$1,291,380

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended December 31, 2006 and 2005

		2006	2005
Revenue
Contract revenue		$591,081	$756,811
Services revenue		24,134	21,668
Other revenue		526	4,657
Total revenue		615,740	783,136
Cost of revenue and service delivery		470,753	590,770
Gross profit		144,987	192,366
Selling, general and administrative expenses		231,784	200,289
Operating loss		(86,796)	(7,923)
Other expense
Interest		(10,371)	(5,123)
Net loss		(97,167)	(13,046)
Currency translation adjustment		29,180	(2,939)
Comprehensive loss		$(67,987)	$(10,107)
Loss per share, basic and diluted	$	(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted		73,253,016	88,654,321

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the six months ended December 31, 2006 and 2005

		2006	2005
Revenue
Contract revenue		$1,238,736	$1,286,147
Services revenue		66,359	68,472
Other revenue		720	5,151
Total revenue		1,305,815	1,359,769
Cost of revenue and service delivery		1,063,273	995,004
Gross profit		242,542	364,765
Selling, general and administrative expenses		414,505	458,440
Operating loss		(171,962)	(93,674)
Other expense
Interest		(13,056)	(10,328)
Net loss		(185,018)	(104,002)
Currency translation adjustment		29,907	(23,671)
Comprehensive loss		$(155,111)	$(127,673)
Loss per share, basic and diluted	$	(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted		73,253,016	96,920,045

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Cash Flows-Unaudited

For the six months ended December 31, 2006 and 2005

	2006	2005
Operating activities
Net loss	$(185,018)	$(104,002)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	4,038	3,842
Amortization of deferred compensation	32,500	32,500
Changes in operating assets and liabilities
Accounts receivable	108,706	(49,135)
Contract retention receivable	(37,433)	(83,875)
Costs of uncompleted contracts in excess of billings	(1,133)	(189,712)
Prepaid expenses and deposits	-	15,053
Accounts payable and accrued liabilities	13,908	199,897
Amounts due to officers and directors	30,000	91,500
Deferred income	3,167	1,531
Billings on uncompleted contracts in excess of costs and estimated revenues	(19,931)	(47,650)
Net cash used in operating activities	(51,196)	(130,051)
Financing activities
(Decrease) increase in bank overdraft, net	(95,118)	19,488
Proceeds from shareholders loan	55,469	45,647
Proceeds from officer loan	-	73,229
Proceeds from (repayment) of related party debt	90,339	(10,812)
Net cash provided by financing activities	50,690	127,551
Effects of exchange rates on cash	(6,026)	2,500
Net increase (decrease) in cash and cash equivalents	(6,562)	-
Cash and cash equivalents, beginning of period	49,469	-
Cash and cash equivalents, end of period	$42,907	$-

Supplemental cash flow information
Interest paid	$13,056	$10,328

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

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

Xili Pharmaceutical Group, Inc., through its subsidiary Xili USA, Inc., owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company's Board of Directors. At December 31, 2006, Xili USA, Inc. owns approximately 3% of the outstanding common shares of the Company.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2006.  The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.

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

Six Months Ended December 31, 2006 and 2005

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and  certain SEC rules and regulations.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB Opinion No. 25, "Accounting for Stock Issued to

Employees", and amended SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

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

Six Months Ended December 31, 2006 and 2005

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.

The Company has two partially vested stock options outstanding at December 31, 2006 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to each to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 in April 2005, the grant date, using an option pricing model, of which $16,250 was recognized as expense during the three months ended December 31, 2006 and $32,500 was recognized as expense during the six months ended December 31, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2006, the value of the unvested options was $82,500 which will be amortized in future periods as the options vest.

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three and six months ended December 31, 2006 or 2005 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and six months ended December 31, 2006 and 2005.  At December 31, 2006, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $185,018 and a negative cash flow from operations of $51,196 during the six months ended December 31, 2006, and had a working capital deficiency of $1,544,629 and a shareholders’ deficiency of $1,082,282 at December 31, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended December 31, 2006 and 2005

Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2007 and beyond primarily as a result of our contract backlog at December 31, 2006 of $5,099,951.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.

Concentrations of risk

At December 31, 2006, two customers accounted for 33% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

During the three months ended December 31, 2006, five significant customers accounted for more than 68% of revenue and each of these five customers accounted for more than 10% of revenue.

During the three and six months ended December 31, 2006, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the six months ended December 31, 2006, five significant customers accounted for more than 64% of revenue and each of these five customers accounted for more than 10% of revenue.

At December 31, 2006, two significant suppliers accounted for 47% of purchases.

3.

Bank Overdraft

At December 31, 2006, bank overdrafts were $101,437, of which $107,268 ($125,000 CDN) was covered by a revolving line of credit.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $101,437 ($125,000 CDN) and is secured by a shareholder guarantee and $42,907 ($50,000 CDN) in the form of a term deposit.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

4.

Related Party Debt

December 31		June 30
	2006	2006
(Unaudited)
Unsecured loan from related party, (father of Company
President) non-interest bearing, due on demand with
no fixed repayment terms.	$174,034	$181,689
Various related party loans, unsecured, non-interest
Bearing advances due on demand with no fixed terms
of repayment.	21,989	28,235
	$196,023	$209,924

5.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at December 31, 2006 and June 30, 2006 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

During the six months ended December 31, 2006, the Company borrowed $90,339 from a company controlled by the Company’s President.  The loan is unsecured, and bears interest of 7.5% beginning on January 1, 2007.  The loan has no fixed repayment terms.

At December 31, 2006 and June 30, 2006, the above shareholder loans aggregated $ 341,586 and $281,061 respectively.

6.

Income Taxes

The Company has provided a 100% valuation allowance of its deferred tax asset as it cannot determine that it is more likely than not that it will realize the deferred tax asset.  As of December 31, 2006 for Federal income tax purposes, the Company has approximately $3,646,541 in net operating loss carryforwards expiring through 2020.

At December 31, 2006, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,646,541. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2006 and June 30, 2006 as follows:

	December 31	June 30
	2006	2006
	(Unaudited)
Deferred tax asset, beginning	$1,205,369	$1,038,000
Benefit of current year’s operating loss carryforward	54,256	167,369
Deferred tax asset, ending	$1,259,625	$1,205,369
Valuation allowance, beginning	($1,205,369)	( $1,038,000)
Current year’s provision	(54,256)	(167,369)
Valuation allowance, ending	($1,259,625)	($1,205,369)
Deferred tax asset, net	$-	$ -

	December 31	June 30
	2006	2006
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax recovery (expense)	-	-

7.

Costs and Estimated Earnings on Uncompleted Contracts

		2006
Costs incurred on uncompleted contracts		$500,863
Estimated earnings		267,511
		768,373
Less: Billings to date		(1,155,025)
	$	(386,652)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings		$7,748
Billings on uncompleted contracts in excess of costs
and estimated revenues		(394,400)
	$	(365,221)

8.

Related Party Transactions

Management fees include $21,243 and $25,601 for the three months ended December 31, 2006 and 2005, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

Management fees include $42,485 and $50,526 for the six months ended December 31, 2006 and 2005 respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Amounts due to officers and directors were $431,833 and $401,833 as of December 31, 2006 and June 30, 2006, respectively.  This amount includes $332,532 and $302,532 as of December 31, 2006 and June 30, 2006, respectively, of accrued salaries owed to the Company's former chief executive officer and chief financial officer.  In addition, the Company's former Chief Executive Officer paid certain of the Company's expenses.  The amount due him as of December 31, 2006 and June 30, 2006 was $99,301 of unsecured, short term, non interest bearing advances relating to payment of certain Company's expenses.

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

In November, 2006, the Company dismissed its lawsuit against RFID, Ltd in order to continue its focus on its operations.  In November 2006, RFID issued a press release to redact its statements against Smart-tek Solutions, Inc.

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

Furthermore, the Company has marketed over the past year, a monitoring system that has been focused on helping with the containment and monitoring of the deadly H5N1 virus, commonly called the Avian Influenza or Bird Flu. There are currently no vaccines available to help eradicate this deadly disease and world health officials continually press for containment solutions as the only means to currently control the spread of the bird flu.  Smart-tek’s RTAC-PM system has been designed to be a part of a comprehensive containment and monitoring solution.  Thus far, the Company has focused its marketing initiatives in the South-East Asian region in the world along with Romania, regions that have suffered the largest number of outbreaks.   The Company and/or its agent have introduced the RTAC-PM to various organizations in Vietnam, Romania, China, Singapore and Hong-Kong.  The Company is currently in discussions with a potential agent in the United States to help introduce its RFID products to the agriculture industry in California and the Northwestern section of the United States.

The system uses already available hardware that is complemented with the software developed by the Company.

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2006 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2006	$5,908,333
New contracts, July 1 to December 31, 2006	497,433
Less: Contract revenue earned from July 1
to December 31, 2006	(1,305,815)
Balance, December 31, 2006	$5,099,951

RESULTS OF OPERATIONS

Three months ended December 31, 2006 and 2005

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the three months ended December 31, 2006, revenues decreased to $615,740 from $783,136 for the same period ended in 2005, a decrease of $167,396 or 22%.

Cost of services decreased by $120,017 for the three months ended December 31, 2006 as compared with the same period ending in 2005.  Cost of services for the three months ended December 31, 2006 was $470,753 as compared to $590,770 for the same period ended in 2005, a decrease of 20%.

Total operating expenses increased by $31,495 or 16% from $200,289 for the three months ended December 31, 2005 to $231,784 for the same period ending in 2006.  The increase in operating expenses was principally attributable to the legal costs associated with the legal proceedings against Stocklemon.com et al for the three months ended December 31, 2006.

Total other expenses, including interest expense and financing costs, increased $4,248 from $5,123 for the three months ended December 31, 2005 to $10,371 in the same period ended in 2006.

Net loss increase substantially from a net loss of $13,046 for the three months ended December 31, 2005 to a net loss of $97,167 for the three months ended December 31, 2006.

The Company has fully reserved its potential deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended December 31, 2006 and 2005, respectively.

Six months ended December 31, 2006 and 2005

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the six months ended December 31, 2006, revenues decreased to $1,305,815 from $1,359,769 for the same period ended in 2005, a decrease of $53,954 or 4%.

Cost of services increased by $68,269 for the six months ended December 31, 2006 as compared with the same period ending in 2005.  Cost of services for the six months ended December 31, 2006 was $1,063,273 as compared to $995,004 for the same period ended in 2005, an increase of 7%.

Total operating expenses decreased by $43,935 or 10% from $458,440 for the six months ended December 31, 2005 to $414,505 for the same period ending in 2006.  The decrease in operating expenses was principally attributable to a decrease in personnel related costs for the six months ended December 31, 2006 as compared to the same period ended in 2005.

Total other expenses, including interest expense and financing costs, increased by $2,728 from $10,328 for the six months ended December 31, 2005 to $13,056 in the same period ended in 2006.

Net loss increased from a net loss of $104,002 for the six months ended December 31, 2005 to a net loss of $185,018 for the six months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2006, net cash used in operating activities was $51,196 and net cash provided by financing activities was $50,690. There was no cash provided by or used in investing activities.  The Company did not have any cash and cash equivalents at December 31, 2005.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2006, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

In November, 2006, the Company dismissed its lawsuit against RFID, Ltd in order to continue its focus on its operations.  In November 2006, RFID issued a press release to redact its statements against Smart-tek Solutions, Inc.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On December 12, 2006, the Company received and accepted the resignation of Denis Gallant, its Chief Financial Officer.  There were no disagreements between Mr. Gallant and the Company.

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

  Item Number                   Events Reported

--------------------

-----------------

   ------------------------------------

9-29-2006

8.01 and 9.01

Other events

10-13-2006

8.01 and 9.01

Other events

10-16-2006

8.01 and 9.01

Other events

12-12-2006

5.02

Departures of Directors

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

Date:  February 13, 2007

 By: /s/ Perry Law

       -----------------------------------

        Perry Law

        Chief Executive Officer