Form 10QSB
period 2007-03-31
Smart-tek Solutions Inc
filed 2007-05-18
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   X                  No    _____

As of May 14, 2007 the Company had 73,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Contents

		Page

	Unaudited Financial Statements:

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statement of Changes in Shareholders' Deficiency	7

	Condensed Consolidated Statements of Cash Flows	8

	Notes to the Condensed Consolidated Financial Statements	9-15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Balance Sheets

As at March 31, 2007 (Unaudited) and June 30, 2006

	March 31	June 30
	2007	2006
(Unaudited)
Assets
Current assets
Cash	$43,369	$49,469
Accounts receivable	592,960	662,132
Contract retention receivable	135,999	100,988
Cost of uncompleted contracts in excess of billings	35,001	6,906
Prepaid expenses and deposits	3,094	4,964
Total current assets	810,423	824,459
Equipment, net of accumulated depreciation	9,178	15,610
Goodwill	451,311	451,311
	$1,270,912	$1,291,380
Liabilities
Current liabilities
Bank overdraft	$170,020	$212,583
Accounts payable and accrued liabilities	387,840	445,631
Bonus payable	251,060	251,060
Billings on uncompleted contracts
in excess of costs and estimated revenues	435,718	432,558
Deferred revenue	18,642	16,401
Shareholder loans	378,891	281,061
Amounts due to officers and directors	523,144	401,833
Related party debt	193,225	209,924
Total current liabilities	2,259,911	2,251,051
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at March 31, 2007 and June 30, 2006	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 issued
and outstanding at March 31, 2007 and June 30, 2006
respectively	73,253	73,253
Additional paid in capital	2,845,311	2,796,561
Accumulated other comprehensive loss	(42,206)	(65,430)
Accumulated deficit	(3,963,986)	(3,764,055)
Total shareholders’ deficiency	(1,087,628)	(959,671)
	$1,270,912	$1,291,380

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the three months ended March 31, 2007 and 2006

		2007	2006
Revenue
Contract revenue		$518,818	$462,401
Services revenue		34,658	22,573
Other revenue		(3,896)	1,519
Total revenue		549,579	486,494
Cost of revenue and service delivery		446,808	363,479
Gross profit		102,771	123,015
Selling, general and administrative expenses		104,636	202,401
Operating loss		(1,864)	(79,386)
Other expense
Interest		(13,049)	(2,848)
Net loss		(14,913)	(82,234)
Currency translation adjustment		(6,683)	(256)
Comprehensive loss		$(21,596)	$(82,490)
Loss per share, basic and diluted	$	(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted		73,253,016	73,253,016

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss-Unaudited

For the nine months ended March 31, 2007 and 2006

		2007	2006
Revenue
Contract revenue		$1,757,554	$1,748,548
Services revenue		101,017	91,046
Other revenue		(3,175)	6,670
Total revenue		1,855,395	1,846,263
Cost of revenue and service delivery		1,510,081	1,358,482
Gross profit		345,314	487,781
Selling, general and administrative expenses		519,141	660,841
Operating loss		(173,825)	(173,060)
Other expense
Interest		(26,101)	(13,175)
Net loss		(199,931)	(186,236)
Currency translation adjustment		23,224	(23,927)
Comprehensive loss		$(176,707)	$(210,163)
Loss per share, basic and diluted	$	(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted		73,253,016	89,146,203

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Condensed Consolidated Statements of Cash Flows-Unaudited

For the nine months ended March 31, 2007 and 2006

	2007	2006
Operating activities
Net loss	$(199,932)	$(186,236)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	5,982	5,817
Amortization of deferred compensation	48,750	48,750
Changes in operating assets and liabilities
Accounts receivable	48,094	130,859
Contract retention receivable	(38,226)	(46,164)
Costs of uncompleted contracts in excess of billings	(28,089)	(195,140)
Prepaid expenses and deposits	1,849	5,052
Accounts payable and accrued liabilities	(24,045)	45,797
Amounts due to officers and directors	30,000	194,420
Deferred income	2,762	1,528
Billings on uncompleted contracts in excess of costs and estimated revenues	16,930	(123,157)
Net cash used in operating activities	(135,925)	(122,474)
Financing activities
(Decrease) increase in bank overdraft, net	(28,372)	19,569
Proceeds from shareholders loan	70,495	199,985
Proceeds from officer loan	-	-
Proceeds from (repayment) of related party debt	91,331	(10,003)
Net cash provided by financing activities	133,434	209,551
Effects of exchange rates on cash	(4,109)	(1,576)
Net increase (decrease) in cash and cash equivalents	(6,600)	85,501
Cash and cash equivalents, beginning of period	49,469	-
Cash and cash equivalents, end of period	$43,369	$85,501

Supplemental cash flow information
Interest paid	$26,106	$13,175

See accompanying notes to the condensed consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.  These interim financial statements should be read in conjunction with the Company’s audited financial statements, as well as other financial information, as contained in Form 10-KSB for the year ended June 30, 2006.  The results of operations for the three months and nine months ended March 31, 2007 are not necessarily indicative of results of operations to be expected for the full year.

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

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s terms of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is no allowance for doubtful accounts as of March 31, 2007 and June 30, 2006.

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

Advertising expenses

The Company expenses advertising costs as incurred which were $1,684 for the nine months ended March 31, 2007 and $804 for the nine months ended March 31, 2006.

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

Nine Months Ended March 31, 2007 and 2006

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

Nine Months Ended March 31, 2007 and 2006

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

The Company has two partially vested stock options outstanding at March 31, 2007 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to each to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 in April 2005, the grant date, using an option pricing model, of which $16,250 was recognized as expense during the three months ended March 31, 2007 and $48,750 was recognized as expense during the nine months ended March 31, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2007, the value of the unvested options was $66,250 which will be amortized in future periods as the options vest.

Loss per share

Statement of Financial Accounting Standards No.128 “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potential dilutive securities were not included in the calculation of loss per share for the three and nine months ended March 31, 2007 or 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share is the same for the three and nine months ended March 31, 2007 and 2006.  At March 31, 2007, potentially dilutive securities consisted of 1,300,000 outstanding common stock purchase options.

Recent accounting pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended March 31, 2007 and 2006

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $199,931 and a negative cash flow from operations of $135,925 during the nine months ended March 31, 2007, and had a working capital deficiency of $1,449,488 and a shareholders’ deficiency of $1,087,628 at March 31, 2007.  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2007 and beyond primarily as a result of our contract backlog at March 31, 2007 of $6,706,646.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

The acquisition was accounted for as a purchase and the results of SCI’s operations beginning April 16, 2005 are included in the accompanying consolidated statement of operations.The acquisition of SCI’s assets and liabilities has been recorded at their fair market value at the date of purchase.  The Company determined that the historical cost of the assets and liabilities acquired approximated their fair market values given the nature of the assets and liabilities acquired.  Purchase price allocation was as follows:

Valuation of shares of common stock and preferred stock		$1
Assets acquired	276,012
Liabilities assumed	(727,324)	451,312
Goodwill		$451,311

3.

Concentrations of risk

At March 31, 2007, two customers accounted for 46% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

During the three months ended March 31, 2007, four significant customers accounted for more than 73% of revenue and each of these four customers accounted for more than 10% of revenue.

During the three and nine months ended March 31, 2007, 100% of the Company’s sales and accounts receivables arose from sales to Canadian customers.

During the nine months ended March 31, 2007, four significant customers accounted for more than 55% of revenue and each of these four customers accounted for more than 10% of revenue.

At March 31, 2007, two significant suppliers accounted for 47% of purchases.

4.

Bank Overdraft

At March 31, 2007, bank overdrafts were $170,020, of which $108,422 ($125,000 CDN) was covered by a revolving line of credit.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $108,422 ($125,000 CDN) and is secured by a shareholder guarantee and $42,907 ($50,000 CDN) in the form of a term deposit.  At March 31, 2007, the Company had written checks in excess of their credit facility of $61,598.

5.

Related Party Debt

	March 31	June 30
	2007	2006
	(Unaudited)
Unsecured loan from related party, (father of Company
President) non-interest bearing, due on demand with
no fixed repayment terms.	$175,906	$181,689
Various related party loans, unsecured, non-interest
Bearing advances due on demand with no fixed terms
of repayment.	17,320	28,235
	$193,226	$209,924

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

6.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on a unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due Xili USA under these borrowings aggregated $81,076 as at March 31, 2007 and June 30, 2006 respectively.

In December 2005, the company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

During the nine months ended March 31, 2007, the Company borrowed $97,830 from a company controlled by the Company’s President.  The loan is unsecured, and bears interest of 7.5% beginning on January 1, 2007.  The loan has no fixed repayment terms.

At March 31, 2007 and June 30, 2006, the above shareholder loans aggregated $ 378,891 and $281,061 respectively.

7.

Income Taxes

The Company has provided a 100% valuation allowance of its deferred tax asset as it cannot determine that it is more likely than not that it will realize the deferred tax asset.  As of March 31, 2007 for Federal income tax purposes, the Company has approximately $3,661,454 in net operating loss carryforwards expiring through 2020.

At March 31, 2007, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,661,451. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOLs, is limited if a corporation undergoes an “ownership change.” Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock, may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2007 and June 30, 2006 as follows:

	March 31	June 30
	2007	2006
	(Unaudited)
Deferred tax asset, beginning	$1,205,369	$1,038,000
Benefit of current year’s operating loss carryforward	69,976	167,369
Deferred tax asset, ending	$1,275,345	$1,205,369
Valuation allowance, beginning	($1,205,369)	( $1,038,000)
Current year’s provision	(69,976)	(167,369)
Valuation allowance, ending	($1,275,345)	($1,205,369)
Deferred tax asset, net	$-	$ -

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

	March 31	June 30
	2007	2006
Tax at blended U.S. / Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%
Tax recovery (expense)	-	-

8.

Costs and Estimated Earnings on Uncompleted Contracts

		2007
Costs incurred on uncompleted contracts		$733,276
Estimated earnings		394,357
		1,127,634
Less: Billings to date		(1,528,351)
	$	(400,717)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings		$35,001
Billings on uncompleted contracts in excess of costs
and estimated revenues		(435,718)
	$	(400,717)

9.

Related Party Transactions

Management fees include $20,977 and $25,978 for the three months ended March 31, 2007 and 2006, respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.  Management fees include $63,462 and $76,504 for the nine months ended March 31, 2007 and 2006 respectively, of management fees paid to the president of the Company’s wholly owned subsidiary.

Amounts due to officers and directors were $461,367 and $401,833 as of March 31, 2007 and June 30, 2006, respectively.  This amount includes $332,532 and $302,532 as of March 31, 2007 and June 30, 2006, respectively, of accrued salaries owed to the Company's former chief executive officer and chief financial officer.  In addition, the Company's former Chief Executive Officer paid certain of the Company's expenses.  The amount due him as of March 31, 2007 and June 30, 2006 was $99,301 of unsecured, short term, non interest bearing advances relating to payment of certain Company's expenses.

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

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at March 31, 2007 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2006	$ 5,908,333
New contracts, July 1 to March 31, 2007	2,555,867

Less: Contract revenue earned from July 1
to March 31, 2007	(1,757,554)

Balance, March 31, 2007	$ 6,706,646

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the three months ended March 31, 2007, revenues increased to $549,579 from $486,494 for the same period ended in 2006, an increase of $63,086 or 13%.

Cost of services increased by $83,329 for the three months ended March 31, 2007 as compared with the same period ending in 2006.  Cost of services for the three months ended March 31, 2007 was $446,808 as compared to $363,479 for the same period ended in 2006, an increase of 23%.

Total operating expenses decreased by $97,765 or 48% from $202,041 for the three months ended March 31, 2006 to $104,636 for the same period ending in 2007.  The decrease in operating expenses was principally attributable to lower professional fees and lower personnel related costs for the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006.

Total other expenses, including interest expense and financing costs, increased $10,202 from $2,848 for the three months ended March 31, 2006 to $13,049 in the same period ended in 2007.

Net loss decreased  from a net loss of $82,234 for the three months ended March 31, 2006 to a net loss of $14,913 for the three months ended March 31, 2007.

The Company has fully reserved its potential deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended March 31, 2007 and 2006, respectively.

Nine months ended March 31, 2007 and 2006

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the nine months ended March 31, 2007, revenues increased slightly to $1,855,395 from $1,846,263 for the same period ended in 2006, an increase of $9,132.

Cost of services increased by $151,599 for the nine months ended March 31, 2007 as compared with the same period ending in 2006.  Cost of services for the nine months ended March 31, 2007 was $1,510,081 as compared to $1,358,482 for the same period ended in 2006, an increase of 11%.

Total operating expenses decreased by $141,701 or 21% from $660,841 for the nine months ended March 31, 2006 to $519,141 for the same period ending in 2007.  The decrease in operating expenses was principally attributable to a decrease in personnel related costs for the nine months ended March 31, 2007 as compared to the same period ended in 2006.

Total other expenses, including interest expense and financing costs, increased by $12,930 from $13,175 for the nine months ended March 31, 2006 to $26,106 in the same period ended in 2007.

Net loss increased from a net loss of $186,236 for the nine months ended March 31, 2006 to a net loss of $199,931 for the nine months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2007, net cash used in operating activities was $135,925 and net cash provided by financing activities was $133,434. There was no cash provided by or used in investing activities.  The Company did not have any cash and cash equivalents at March 31, 2007.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2007, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

SMART-TEK SOLUTIONS INC.

Date:  May 18, 2007

 By: /s/ Perry Law

       -----------------------------------

        Perry Law

        Chief Executive Officer