Form 10KSB
period 2007-06-30
Smart-tek Solutions Inc
filed 2007-11-08
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29895

SMART-TEK SOLUTIONS, INC.

Nevada

98-0206542

State or other jurisdiction of incorporation

(I.R.S.) Employer Identification Number

Smart-tek Solutions, Inc.

3702 South Virginia Street

Suite G12-401

Reno, NV 89502

Address of principal executive offices

(778) 452-2298

Registrant’s telephone number, including area code

433 Town Center, Suite 316

Corte Madera, CA 94925

Former address of principal executive offices

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

YES  (X)

NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its most recent fiscal year ended June 30, 2007: $2,595,356

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of June 30, 2007 was $12,453,013 based on a share value of $0.17

The number of shares of Common Stock, $.001 par value, outstanding on June 30, 2007 was 73,253,016.

Transitional Small Business Disclosure Format (Check One)

Yes

No (X)

SMART-TEK SOLUTIONS, INC.

FOR THE FISCAL YEAR ENDED

JUNE 30, 2007

INDEX TO REPORT ON FORM 10-KSB

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management’s Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8(a) Controls and Procedures

Item 8(b) Other information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of    the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountants Fees and Services

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements regarding future economic conditions or performance; any statements or belief, and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect”, or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  We do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

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

•

Inability to achieve future sales levels or other operating results; and

•

The unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors that May Affect our Results of Operation” in this document.

In this form 10-KSB references to “Smart-tek Solutions”, “the Company”, “we”, “us”, and “our” refer to SMART-TEK SOLUTIONS, INC.

PART I

Item I. Description of Business

Smart-tek Solutions, Inc. (“STS” or the “Company”) formerly known as Royce Biomedical Inc., was incorporated in Nevada on March 22, 1995.

Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions.   The Company assembled its diagnostic testing kits at its laboratory in California.  The Company closed this facility in April 1998.  In order to penetrate the Chinese immunodiagnostic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc. (“Xili”) of the People’s Republic of China to market and distribute H. Pylori diagnostic test kits supplied by the Company.  In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.

In December 2004, the Company replaced all of its Directors and Officers and embarked on a transition of the company’s business activities from the biomedical industry to the security services industry.  Through various consulting agreements with outside professionals, the Company was able to identify an acquisition target in the security market.

Pursuant to a Share Exchange Agreement In April 2005, Smart-tek Communications, Inc., a British Columbia, Canada based security contractor (“SCI”) became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company ceased all ongoing business relationships with Xili and commenced efforts to effectively operate and expand in the security sector.

In July 2005, the Company filed with the State of Nevada to change its name to Smart-tek Solutions, Inc., pursuant to the Schedule 14C filed on June 13, 2005.

Along with operating, through its wholly-owned subsidiary, in the approximately $100M security sector of the Greater Vancouver Area, the company embarked in 2005 in the development of a Radio Frequency Identification (RFID) based device geared towards the agricultural industry.  With the increased importance of food chain safety, the Company entered into the Animal Agriculture Security and Monitoring industry with its RFID based product.

Products and Services

Through our wholly-owned subsidiary Smart-tek Communication (“SCI”) we specialize in the design, sale, installation and service of the latest and most sophisticated security technology available.  SCI is a market leader in the provision and installation of security technology in the Greater Vancouver Area.  Valued customers for SCI’s products and services include major land developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities.

Our integrated systems project is typically done in the following stages:

1.

Initial consultation to gain an understanding of the project needs and the general scope of work;

2.

The design of the integrated system is the second phase of our process.  During this stage, the appropriate hardware and software is selected;

3.

Once the equipment has been selected and the contractors are ready to accommodate our installations experts,  our highly qualified team installs the security systems;

4.

Once the integrated system is installed, our team of experts trains our customers on the systems and how to use it effectively; and

5.

Before we walk away from a job site, a vigorous quality assurance process is undertaken to make sure the systems are functioning as designed.

We provide a wide variety of systems: access control, alarm systems, closed circuit TV systems (CCTV), intercom and data communication systems.  Our sales and installation team have over 50 years of experience in dealing with security system design and installation.

Since 2005, STS has been working on developing and perfecting a RFID based monitoring and tracking system to be used in the agriculture industry.  The system was designed to be scaleable and versatile in order to be customized to fit any animal producing farms.  The design concept stemmed from our exposure to RFID equipment that we have installed as part of integrated security systems in the Security industry, and the outbreaks of the H5N1 (Bird Flu) virus.

The system is designed to track and record the movement of animals using passive and active RFID tags and readers.  The data is then captured into a database allowing the farmer or government officials to track the movement of a herd should a disease outbreak occur, thereby allowing officials to track the movement of a herd to trace the source of the outbreak.

The next phase for the RFID product development phase will be to have it installed on a farm for testing.  The company is currently in negotiations with a start-up cattle farm in the United States to have the system installed on their site for full evaluation of the functionality of the system.

Marketing Strategy

The Company relies on current relationships as their primary means of marketing their security technology products and services in the Greater Vancouver Area.  Since 1997, the Company has been successful in developing its security business this market and nurturing its relationships with Real Estate Developers and contractors.  The residential and commercial real estate market in the local area continues to be strong.  With construction of the Olympic Village to accommodate thousands of athletes and volunteers for the upcoming 2010 Winter Olympics to be held in Vancouver yet to begin, the real estate market is expected to remain strong for the foreseeable future.  We hope to leverage our relationships as well as our reputation to be able to provide some of the security solutions that are required to make this event a safe one for all.   Accordingly, the Company has assigned two of its senior employees to participate in the meetings and make every effort possible to obtain contracts for this highly prestigious event.

The Company has adopted a different marketing strategy for marketing its RFID system.  We began by arranging for meetings in third world countries that we affected by the H5N1 virus.  After many visits and meetings with various levels of governments and businesses wanting to act as agents and distributors for our products, it became apparent that while there was a tremendous need for a tracking and monitoring system such as ours to help in the fight against the Bird Flu, there was a lack of financial resources and financial aid for these countries to implement a system such as ours.

We are now looking to implement the RFID system in the United States and are in advanced negotiations with a start-up cattle farmer located in New Mexico.  The farm will be used as the Company’s beta site to perfect its software and hardware.  It is believed that with the input for the cattle farmer, we will be able to leverage our relationship to further market our product with other farmers in the Southwestern United States.  Our system is designed to be adapted by other types of animal producing farms, such as poultry or pork.

The Company has engaged an agent in this area to attend trade shows, gather market intelligence and market the Company and its RFID solutions to the farming community.

Market

The commercial and residential industry in the Greater Vancouver Area has enjoyed tremendous growth over the past decade.  Along with this construction growth, is the need for sophisticated security systems to keep occupants safe.  With the tremendous security requirements as a host of the 2010 Winter Olympics, the growth of the local security industry is expected to remain strong as the city prepares to be host to delegates, athletes volunteers and visitors from around the world.

We expect to be able to leverage our reputations and relationships to enable us to continue to grow our security business.  We currently supply a substantial portion of the security technology needs of new residential and commercial real estate developments in the Greater Vancouver Area and anticipate this trend to continue.

The safety of world’s food chain supply is gaining increased exposure with the recent outbreaks of the H5N1 (Bird Flu) virus and Hoof and Mouth Disease.  There is an increase in demand for systems that provide data to officials on the potential sources of these outbreaks to limit the devastating impact viruses such at these can have on economies as well as the health of humans who are exposed to these potentially deadly diseases.

The US livestock market is extremely important to the North American food chain.  The protection of it, has created a niche market for technology solutions to provide more sophisticated tracking capabilities along with data that is important in containing communicable diseases that can spread rapidly and result in widespread economic losses.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2007 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2006	$5,908,333
New contracts, July 1, 2006 to June 30, 2007	3,669,002
9,577.355
Less: Contract revenue earned from July 1, 2006 to June 30, 2007	(2,466,122)
Balance June 30, 2007	$7,111,213

We face significant competition from four or five competitors in our target market in the security and surveillance technology industry.  In general, we believe that our current primary competitive advantages include product and service quality at competitive pricing and our long-standing relationships with our customers as evidenced by its stellar customer retention.

We face competition in our RFID solutions for the agriculture industry from various sources.  While we are not aware of any companies that have a containment/monitoring solution such as ours, we do have competition from the various pharmaceutical companies who are aggressively working on developing vaccines to eradicate the various diseases that affect livestock.

Personnel

We currently have over 30 employees to carry out our security technology business.  We rely on external consultants to perform various professional services in regards to the development of the RFID technology solution geared towards the agriculture industry.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F. Street N.E. Room 1580, Washington, D.C. 20549-0405.  Information regarding the public reference facilities may be obtained from the SEC by telephone 1-800-SEC-0330.  The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov).  Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N E room 1580, Washington, D.C. 20549-0405 at prescribed rates.  In addition, all of our SEC filings and Press Releases can be accessed through our website (www.smart-teksolutions.com).

ITEM 2. Description of Property

We do not maintain an executive office but rather utilize the facilities, when required, of our operating subsidiary located at #10-11720 Voyageur Way, Richmond, BC, Canada, V6X 3G9.  The property is approximately 2,000 square feet and is a 36 month lease with a payment of approximately $1,250 per month.  We utilize a mail service for our corporate correspondence at 3702 South Virginia Street, Unit G12-401, Reno, Nevada, 89502.

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

On May 9, 2006, the Company filed a Complaint in the District Court of Clark County, Nevada against the owners and operators of Stocklemon.com (“Stocklemon”).  The Complaint alleges causes of action for (1) Defamation; (2) Intentional Interference with Contractual Relations; (3) Intentional Interference with Prospective Economic Advantage and (4) Violation of State Securities Laws.  The Complaint alleges that

Stocklemon made a series of provably false assertions of fact and other misleading statements concerning Smart-tek Solutions, Inc.’s financial affairs and business activities.  The Complaint further alleges that Stocklemon intentionally sought to damage Plaintiff’s value, contractual relationships and expectancies via the misrepresentations and misleading statements contained in a Stocklemon report issued on or about April 4, 2006.  The Complaint further alleges that Stocklemon utilized the “Report” and the untrue statements of material fact contained therein to deliberately manipulate the market for personal gain.  The Complaint filed by Smart-tek Solutions, Inc. seeks compensatory and punitive damages in excess of $100 million and equitable relief against Stocklemon. While the Company remains adamant that it was wronged and damaged by the Stocklemon report, the Company was not able to continue to afford the cost of legal actions and has temporarily suspended their legal efforts and its attorney’s have filed a petition to be removed as legal representatives of the Company in this complaint.

While the Company remains adamant that it was wronged and damaged by the Stocklemon report, the Company was not able to continue to afford the cost of legal actions and has temporarily suspended their legal efforts and its attorney’s have filed a petition to be removed as legal representatives of the Company in this complaint.

ITEM 4.

Submission of Matters to a vote of Security Holders

None

PART II

ITEM 5.

Market for Common Equity and Related Shareholder Matters

(a)

Market information

The Company is eligible to participate in the over-the counter securities market through the NASDAQ Bulletin Board System under the trading symbol “STTK”.  The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2007
	High	Low	High	Low
1st Quarter	$0.45	$0.14	$0.25	$0.17
2nd Quarter	$0.85	$0.08	$0.31	$0.19
3rd Quarter	$1.11	$0.15	$0.24	$0.15
4th Quarter	$1.78	$0.17	$0.22	$0.15

(b)

Holders of Common Stock

As of October 31, 2007, we had approximately 4,500 shareholders of record of the 92,253,016 shares outstanding.  As of June 30, 2007, the closing price of our shares of common stock was $0.17.

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

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of the grant.  The committee may, in its discretion, determine to price the non-qualified option at a different price.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock incentive plan will be exercisable for a term of not more than ten years after the date of grant.  Certain other restrictions will apply in connection with this plan when some awards may be exercised.  In the event of a change of control (as defined in the stock incentive plan); the date on which all options outstanding under the stock incentive plan may first be exercised will be accelerated.  Generally, all options terminate 90 days after a change in control.

Recent Sales of Unregistered Securities

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with software development services.  Under terms of the agreement, the Company issued 6,500,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with international business strategy development to market its RFID based agricultural products.  Under the terms of the agreement, the Company issued 7,000,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with marketing services.  As per the terms of the agreement, the Company issued to the Consultant 5,500,000 restricted shares of its common stock as payment for services.

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

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which  the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract based upon the predictions of future outcomes, which include:

•

Estimates of total cost to complete the contract;

•

Estimates of contract schedule and completion date;

•

Estimates of the percentage the contract is complete; and

•

Amounts of any probable unapproved claims and change orders included in revenues.

At the outset of each contract, a detailed analysis of estimated cost to complete the contract is prepared.  Periodically, evaluation of the estimated cost, claims, change orders and percentage of

completion at the project level will be performed.   The recording of profits and losses on long-term contracts requires an estimate of the total profit and loss over the life of each contract.  This estimate requires consideration of contract revenues, change orders and claims, less cost incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit times the current percentage of completion for the contract.

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the AICPA Statement of Position 81-1 (“SOP 81-1”)Accounting for Performance of Construction Type and Certain Production Type Contracts.  The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract.    On a quarterly basis, significant contracts are reviewed.  However, there are many factors that impact future costs, including but not limited to, weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors.  These factors can affect the accuracy of our estimates and materially impact our future earnings.

The company also provides various other services to customers not covered under construction contracts such as equipment repairs.  The revenue from the provision of these types of services is recorded once the specific job is complete.

The consolidated financial statements include the accounts of Smart-tek Solutions, Inc. and its wholly owned subsidiary, Smart-tek Communications Inc.  Significant inter-company transactions have been eliminated in consolidation.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-lined basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value based on cash flow methodology which includes analyzing at least annually the company’s subsidiary’s backlog of contracts, estimated income to be provided from these contracts over the next 12 months and cash flows to be generated by these contracts.

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 48), “Accounting for Stock-Based Compensation”.  Under APB No 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date.  The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18 “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which addressed the measurement date and recognition approach for such transactions.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards.  The cost will be recognized as compensation expense over the vesting period of the awards.

Significant Customers

For the twelve months ended June 30, 2007, we received 46% of our revenues from2 customers.  All two customers respectively represented more than 10% of revenues.  We believe we have a good relationship with these customers.

Principal Suppliers

The principal suppliers for the security equipment installed by SCI is Burtek Systems Inc. a Canada wide distributor and importer specializing in audio, video, security access control and structured wiring products and Nedco Division of Westburne Ind Ent Ltd..  These suppliers represent 54% of all purchases and each of these suppliers represents more than 10% of total purchases.

Results of Operations

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc.

Year ended June 30, 2007 vs. Year ended June 30, 2006

Revenue

Revenues increased by $375,867, from $2,219,489 for the year ended June 30, 2006 to $2,595,356 for the same period ended in 2007.  The 17% increase is directly attributable to an increase in the Company’s subsidiary’s security and technology business in the Greater Vancouver Area.

Cost of Services

Cost of services decreased by $33,412 during the year ended June 30, 2007 as compared to the same period ended June 30, 2006.  Cost of services for the year ended June 30, 2007 was $1,902,541 as compared to $1,935,953 for the year ended June 30, 2006, an 2% decrease.  The decrease in cost of services is due to the more efficient construction activities in 2007.

Gross profit increase substantially from $283,536 during the year ended June 30, 2006 to $692,814 for the same period ended in 2007, an increase of $409,278.

Operating Expenses

Total operating expenses increased by 15%, or $134,213, from $916,969 during the year ended June 30, 2006 to $1,051,183 for the same period ended in 2007.  The increase is mainly attributable to the increase operating activities and increase costs in legal and accounting expenses for the year ended June 30, 2007.

Operating loss decrease from $633,433 during the year ended June 30, 2006 to $358,368 for the year ended June 30, 2007, a decrease of $275,065.

Other Expenses

Total other expenses, including interest expense and financing costs, increased by $7,746, from $17,097 during the year ended June 30, 2006 to $24,843 during the year ended June 30, 2007.

Net Loss

Net loss decrease by $269,120, from $650,530 during the year ended June 30, 2006 as compared to $381,409 for the year ended June 30, 2007.  The substantial decrease in net loss is due to the increase revenues from its wholly-owned subsidiary’s security technology system designs and implementation during the year ended June 30, 2007 along with a decrease in operating costs during the same period.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations for the last two years.  We have obtained our required cash resources principally through loans from shareholders and our executive officer.  While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity.

Management’s plans to improve its financial condition are as follows:

•

Continued growth of Smart-tek Communications’ business activities in the security technology industry in the Greater Vancouver Area;

•

We believe that our RFID tracking and monitoring software developed for the agriculture industry will be rolled out into the United States during the next 12 months;

•

We believe the beta test for the software and hardware will be successful on a start-up cattle farm in New Mexico; and

•

We will continue to look for opportunities to grow organically where feasible as well as evaluate potential acquisition opportunities that may present themselves in the next 12 months.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability.  Our long term viability depends on our ability to grow the SCI business to fund the continuation of our consolidated business operations.  We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

Cash used for operating activities was $321,585 during the twelve months ended June 30, 2007 as compared to $214,950 during the same period ended June 30, 2006.  Cash used in operating activities for the year ended June 30, 2007 consisted of Net loss increased by an increase in accounts receivable, increase in contract retention receivables, increase costs of projects in progress and decrease in deferred income offset by depreciation and amortization expenses, decreases in prepaid expenses, increases in accounts payable and accrued expenses and an increase in billings in excess of earned revenues.  During the year ended June 30, 2006, cash used for operating activities consisted of the net loss, increases in accounts and contract retention receivable, increase in costs on uncompleted contracts in excess of billings, decrease in prepaid expenses, increase in accounts payable and accrued liabilities and an increase in billings on uncompleted contracts in excess of costs and estimated revenues.  Furthermore, the net loss in fiscal 2006 was partially offset by the following non-cash operating activities, depreciation and amortization of stock options.

Cash provided by financing activities for fiscal 2007 was 318,465 which consisted of proceeds from shareholder and related party loans partially offset by a decrease in bank indebtedness.

The Company’s wholly owned subsidiary, Smart-tek Communications Inc., currently has a backlog schedule of $7,111,213 which represents revenues that will be derived from signed contracts that work has not been completed or work is yet to begin as at June 30, 2007.

The Company does not have any significant available credit, bank financing or other external sources of liquidity.  Due to historical operating losses, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder and officer loans.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

We believe we currently have adequate capital resources to fund our anticipated cash needs through June 30, 2007 and beyond.  However, an adverse business or legal development could require us to raise additional financing sooner than anticipated.  In the longer term, the Company will be looking for acquisition and merger acquisition or venture relationships, along with continuing to grow our security and surveillance technology business and continue to market our RFID products and services geared towards the Agriculture Industry in order to generate long-term growth opportunities for the Company and to permit the Company to meet its financial obligations and to provide increased shareholder value.

The following summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on liquidity and cash:

	Total	2008	2009	2010	2011	2012

Employment Agreements	$219,250	$219,850	$ -	$ -	$ -	$ -
Lease Obligations-Office	11,011	11,011	-	-	-	-
Lease Obligations-Vehicles	56,896	40,760	16,136	-	-	-

Total Contractual Obligations	$287,157	$271,021	$16,136	$ -	$ -	$ -

The Company’s wholly-owned subsidiary entered into new employment agreements in April 2005 for a term from April 23, 2005 to April 23, 2008.  Under the terms of the agreements, the Company is committed to pay each of the president and vice-president annual salaries of $120,000 each along with annual car allowances of $11,500.

The Company’s wholly-owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.

The Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.

Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure  required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS 123(r)”Share-Based payment and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98.9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Factors that may affect our results

We have a general history of losses and may not operate profitability in the future

We have incurred losses for the last four fiscal years.  Our net losses and negative cash flow may continue for the foreseeable future.  As of June 30, 2007, our accumulated deficit was $(3,942,012).  We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients.  Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base.  If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.  Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry.  We believe that at the conclusion of the beta site testing phase of development, that we will be able to successful obtain customers for the system.  However, there is no guarantee that the system will be able to successfully exit from its beta stage.

We may make acquisitions, which if proven unsuccessful, could negatively affect our future profitability and growth

We believe the security landscape and the animal agricultural tracking and monitoring market has created opportunities for us to invest in, or acquire boutique businesses in this industry.  We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems.  In addition, acquisitions may involve a number of special risks, including:

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

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate

We believe we currently have adequate cash resources to fund anticipated cash requirements through June 30, 2008 and beyond primarily as a result of our contract backlog at June 30, 2007 of $7,111,213.  However, we may need to raise additional capital in the future.  Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants.  We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions.  Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•

Curtail our operations significantly

•

Sell significant assets

•

Seek arrangements with strategic partners or other parties that may require us to relinquish rights to products, technologies or market, or

•

Explore other strategic alternatives, including a merger or sale.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitably expectations, which in turn could cause or stock price to decline

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control.  Factors that may affect our operating results include:

•

Market acceptance of and changes in demand for our products and services;

•

Gain or loss of clients or strategic relationships;

•

Announcement or introduction of new services and products by us or by our customers;

•

Our ability to build brand recognition;

•

Timing of customer sales;

•

Price competition;

•

Our ability to upgrade and develop systems and infrastructure to accommodate growth;

•

Our ability to attract and integrate new personnel in a timely and effective manner;

•

General economic conditions, including economic conditions specific to the construction security  services industries;

•

Real estate development market in the Greater Vancouver Area; and

•

The market for RFID tracking systems within the animal agriculture industry.

Most of our operating expenses are relatively fixed in the short-term.  We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfalls, which could harm our operating results.  Because we only compete in the Greater Vancouver Area, we do not have the ability to predict future backlog with any certainty.  Because of the above factors, you should not rely on period to period comparisons of results of operation as an indication of future performances.

Because our security and surveillance technology business only operates in the Greater Vancouver Area, those customers who have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers

We have a limited geographic area where our customers account for a significant portion of our revenue.  Our revenue could decline because of a delay in signing agreements with a single customer or the failure to retain an existing customer.  We may not obtain additional customers.  The failure to obtain additional customers and the failure to retain existing customers will harm our operating results.  If general economic and business conditions do not continue to expand, we may experience decreased revenue or lower growth rates.

We may face intense competition that could adversely affect our ability to generate revenues and profitability

The demand for our services is expected to reflect dynamic growth over the next several years.  We expect the demand will result in intense competition to provide these services.  If we are not able to successfully execute our strategy, our business may be materially and adversely affected.

We may have difficulty managing growth

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

We may not be able to attract, retain or integrate key personnel which may prevent us from successfully operating our business.

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

We may lose certain tax attributes as a result of our acquisition program

At June 30, 2007, STS had available federal net operating loss (NOL) carry-forwards of approximately $3,639,480.  Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”.  Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply.  If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

ITEM 7.

 Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders of Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of June 30, 2007 and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, and audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of June 30, 2007, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $381,409 and a negative cash flow from operations of $321,585 during the year ended June 30, 2007, and a working capital deficiency of $1,773,345 and a shareholders’ deficiency of $1,314,359 at June 30, 2007.   This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

November 6, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

We have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.) (the “Company”) and its subsidiary as of June 30, 2006 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $640,114 and a negative cash flow from operations of $214,950 during the year ended June 30, 2006, and had a working capital deficiency of $1,426,592 and a shareholders’ deficiency of $959,671 at June 30, 2006.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

October 5, 2006

Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

Consolidated Balance Sheets

As of June 30, 2007 and 2006

	2007	2006
Assets
Current assets
Cash and cash equivalents	$47,019	$49,469
Accounts receivable	716,853	662,132
Contract retention receivable	186,096	100,988
Cost of uncompleted contracts in excess of bilings	49,920	6,906
Prepaid expenses and deposits	1,952	4,964
Total current assets	1,001,840	824,459
Equipment, net of accumulated depreciation of $15,578
at June 30, 2007 and $7,773 at June 30, 2006	7,805	15,610
Other
Goodwill	451,311	451,311
	$1,460,956	$1,291,380
Liabilities
Current liabilities
Bank overdraft	$148,175	$206,091
Account payable and accrued liabilities	967,465	445,631
Bonus payable	169,268	251,060
Billings on uncompleted contracts in excess
of costs and estimated revenues	485,089	432,558
Deferred revenue	13,003	16,401
Shareholder loans	383,518	281,061
Amounts due to officers and directors	411,851	408,325
Current portion of related party debt	196,946	209,924
Total liabilities	2,775,315	2,251,051
Commitments and contingencies
Shareholders' Deficiency
Common stock: $0.001 par value, 500,000,000 shares
Authorized, 73,253,016 issued and outstanding
at June 30, 2007 and 2006 respectively	73,253	73,253
Preferred stock: $0.001 par value, 5,000,000 shares
Authorized, one (1) share of Class A preferred
issued and outstanding at June 30, 2007 and 2006
Additional paid-in-capital	2,861,561	2,796,561
Accumulated other comprehensive loss	(103,709)	(65,430)
Accumulated deficit	(4,145,464)	(3,764,055)
	(1,314,359)	(959,671)
	$1,460,956	$1,291,380

See accompanying notes to the consolidated financial statements

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the years ended June 30, 2007 and 2006

	2007	2006
Revenue
Contract revenue	$2,466,122	$2,122,636
Services revenue	125,717	92,398
Other revenue	3,518	4,455
Total revenue	2,595,357	2,219,489
Cost of revenue and service delivery	1,902,541	1,935,953
Gross profit	692,816	283,536
Selling, general and administrative expenses	1,051,183	906,553
Operating loss	(358,367)	(623,017)
Other expense
Interest	(23,042)	(17,097)
Net loss	(381,409)	(640,114)
Currency translation adjustment	(38,279)	(56,934)
Comprehensive loss	$(419,688)	$(697,048)
Weighter average number of common shares and
equivalents basic and diluted	73,253,016	85,183,792
Loss per share, basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Changes in Shareholders’ Deficiency

For the years ended June 30, 2007 and 2006

			Additional		Accumulated
	Common Stock		Paid in	Deferred	Other	Accumulated
	Shares	Amount	Capital	Compensation	Comprehensive Loss	Deficit	Total
Balance - June 30, 2005	106,219,683	$106,220	$2,865,261	$(180,000)	$(8,496)	$(3,123,941)	$(340,956)
Issuance of common stock for
settlement of accrued liability	33,333	33	13,300	-	-	-	13,333
Reversal of previously recorded
deferred compensation in
accordance with FAS 123R	-	-	(180,000)	180,000	-	-	-
Fair value of options issued
to employees	-	-	65,000	-	-	-	65,000
Share cancellation	(33,000,000)	(33,000)	33,000	-	-	-	-
Net loss	-	-	-	-	-	(640,114)	(640,114)
Currency translation adjustment	-	-	-	-	(56,934)	-	(56,934)
Balance - June 30, 2006	73,253,016	73,253	2,796,561	-	(65,430)	(3,764,055)	(959,671)
Fair value of options issued
to employees	-	-	65,000	-	-	-	65,000
Net loss	-	-	-	-	-	(381,409)	(381,409)
Currency translation adjustment	-	-	-	-	(38,279)	-	(38,279)
Balance - June 30, 2007	73,253,016	$73,253	$2,861,561	$-	$(103,709)	$(4,145,464)	$(1,314,359)

See accompanying notes to the consolidated financial statements

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Consolidated Statements of Cash Flows

For the years ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss from operations	$(381,409)	$(640,114)
Adjustments to reconcile net loss to net cash
provided by operations
Depreciation and amortization	8,037	8,089
Fair value of options issued for services	65,000	65,000
Changes in operating assets and liabilities
Accounts receivable	(21,843)	(276,009)
Contracts retention receivable	(80,094)	(25,442)
Costs of uncompleted contracts in excess
of billings	(42,671)	(4,488)
Prepaid expenses and deposits	3,049	10,836
Accounts payable and accrued liabilities	97,979	187,535
Amounts due to officers and directors	3,526	225,756
Bonus payable	-	75,840
Billings on uncompleted contracts in
excess of costs and
estimated revenues	31,054	151,901
Deferred revenue	(4,213)	6,146
Net cash used in operating activities	(321,585)	(214,950)
Cash flows from financing activities
(Decrease) Increase in bank overdraft, net	(66,906)	84,454
Net proceeds from shareholders loan	231,756	199,985
Proceeds (repayment) of related party loan	153,615	(18,089)
Net cash provided by financing activities	318,465	266,350
Effects of exchange rates on cash	670	(2,399)
Net increase (decrease) in cash and cash equivalents	(2,450)	49,001
Cash and cash equivalents, beginning of year	49,469	468
Cash and cash equivalents, end of year	$47,019	$49,469
Supplemental cash flow information
Interest paid	$24,843	$17,097
Taxes paid	$-	$-

Non-cash investing and financing activities

During the year ended June 30, 2006, the Company issued 33,333 restricted shares of its common stock in full settlement of a $13,333 amount owed to a shareholder.

During the year end ended June 30, 2006, the Company cancelled 33,000,000 shares of common stock that were returned by the holders. The shares were returned without cost to the Company.

See accompanying notes to the consolidated financial statements

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

1.

Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. (“STS” or the “Company”) to better reflect its new business activities.

STS was incorporated in Nevada on March 22, 1995.

Between August 1995 and June 1998, the Company manufactured and sold diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions.  The Company assembled its diagnostic testing kits at its laboratory in Irvine, California.  The Company closed this facility in April 1998.  In order to penetrate the Chinese Immunodiagnostic market quickly, the Company signed an agreement in April 1999 with Xili Pharmaceutical Group, Inc.  (“Xili”) of the People’s Republic of China, to market and distribute H. Pylori Diagnostic test kits supplied by the Company.  In addition to supplying H. Pylori diagnostic test kits supplied by the Company.  In addition to supplying H. Pylori test kits to Xili, the Company had provided clinical data and training to Xili personnel.

Xili Pharmaceutical Group, Inc. through its subsidiary, Xili USA, Inc. owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company’s Board of Directors.  At June 30, 2007, Xili USA, Inc., owns approximately 2.1% of the outstanding common shares of the Company.

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”) a British Columbia based security design and installation contractor.   Pursuant to a Share Exchange Agreement executed in April 2005.  SCI became a wholly-owned subsidiary of the Company.  As a result of this acquisition, the Company has ceased all ongoing business relationships with Xili and will direct its efforts to effectively operate and expand in the security sector.

Pursuant to the share exchange agreement, the Company issued 1,000 shares of its common stock and 1 share of Class A preferred stock in return for all outstanding shares of SCI.  The acquisition has been accounted for as a purchase (see Note 2).

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Smart-tek Communications Inc. (“SCI”) was incorporated on October 29, 1996 in the Province of British Columbia, Canada.  The Company specializes in the design, sale, installation and service of security technology with electronic hardware and software products.  Projects range from residential and commercial developments to system upgrades and monitoring contracts.  Customers include major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities.  Currently, 100% of the Company’s operations are in Canada.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc., and its wholly-owned subsidiary.  Smart-tek Communications Inc.  Significant inter-company transactions have been eliminated in consolidation.

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s term of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts.  There is no allowance for doubtful accounts as of June 30, 2007 and 2006.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

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

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”,.  Under SFAS 142, intangibles with definite lives continue to be amortized on a  straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Specific areas, among others, requiring the application of management’s estimates and judgment includes assumptions pertaining to credit

Worthiness of customers, percentage of completion and related costs for contracts in progress, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions.  Actual results could differ from estimates and assumptions made.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Revenue recognition

The Company accounts for its construction projects using the percentage of completion method, measured using the cost-to-cost method.  This method of accounting requires a calculation of job profit to be recognized in each reporting period for each contract abased upon estimates of future outcomes, which include:

•

Estimates of total cost to complete the contract;

•

Estimates of contract schedule and completion date;

•

Estimates of the percentage the contract is complete; and

•

Amounts of any probable unapproved claims and change orders included in revenue.

At the outset of each contract, a detailed analysis of estimated cost to complete the contract is prepared.  Periodically, evaluation of the estimated cost, claims, change orders and percentage of completion at the project level will be performed.   The recording of profits and losses on long-term contracts requires an estimate of the total profit and loss over the life of each contract.  This estimate requires consideration of contract revenues, change orders and claims, less cost incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit times the current percentage of completion for the contract.

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the AICPA Statement of Position 81-1 (“SOP 81-1”)Accounting for Performance of Construction Type and Certain Production Type Contracts.  The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract.    On a quarterly basis, significant contracts are reviewed.  However, there are many factors that impact future costs, including but not limited to, weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors.  These factors can affect the accuracy of our estimates and materially impact our future earnings.

The company also provides various other services to customers not covered under construction contracts such as equipment repairs.  The revenue from the provision of these types of services is recorded once the specific job is complete.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Concentration of credit risk

Credit risk arises from the potential that a counterpart will fail to perform its obligations.  The Company is exposed to credit risk related to its account receivable and contract retention receivable.  The Company’s receivables are comprised of a number of debtors which minimizes the concentration of credit risk.  It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable and contract retention receivable.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Stock-based compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No.48), “Accounting for Stock-Based Compensation”, Under APB No.25 compensation expense was recorded based on difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date.  The Company accounted for stock issued to non-employees in accordance with SFAS No.123, which required entities to recognize as expense over the service period the fair value of all stock based awards on the date of grant and EITF No. 96-18 “Accounting for Equity Investments that are issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services”, which addressed the measurement date and recognition approach for such transactions.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment (“SFAS No.123R”) a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No.123R superseded APB Opinion No.25 “Accounting for Stock Issued to Employees” and amended SFAS 95 “Statement of Cash Flows” SFAS No 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards.  The cost will be recognized as compensation expense over the vesting period of the awards.

Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption.  The pro-forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president.  Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using our option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  At June 30, 2007, the value of the unvested options was $50,000 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $3,892 for the year ended June 30, 2007 and $3,003 for the year ended June 30, 2006.

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”) and SAB No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, the basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period.  Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Recent accounting pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure  required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS 123(r)”Share-Based payment and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98.9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $381,409 and a negative cash flow from operations of $321,585 during the year ended June 30, 2007, and had a working capital deficiency of $1,773,475 and a shareholders’ deficiency of $1,314,359.  .  These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2008 and beyond primarily as a result of our contract backlog at June 30, 2007 of $7,111,213.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

The Company does not have any significant available credit, bank financing or other external sources of liquidity.  Due to historical operating losses, the Company’s operations have not been a source of liquidity and the Company has satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

2.

Acquisitions

On April 15, 2005, the Company entered into a Share Exchange Agreement with Smart-tek Communications, Inc. (“SCI”) and with the sole shareholder of SCI to acquire all of the outstanding shares of SCI.

In exchange for the SCI shares, the Company issued to SCI’s shareholder, 1,000 common shares and 1 Class A Preferred Share of the Company.  The preferred share will enable the holder to exercise the voting control over 40% of the Company upon issuance.  The remaining 60% voting control is to be assigned to the outstanding common shares of the Company.  Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period.  In addition, the voting power of such preferred share shall decrease over a two year period so as to have 20% voting control 12 months after issuance, 10% voting control over 18 months after issuance and zero voting control 24 months after issuance at which time the preferred shares will be redeemed for no consideration.

The acquisition was accounted for as a purchase and the results of SCI’s operations beginning April 16, 2005 are included in the accompanying consolidated statement of operations.  The acquisition of assets and liabilities has been recorded at their fair market value at the date of purchase.  The Company determined that the historical cost of the assets and liabilities acquired approximated their fair market values given the nature of the assets and liabilities acquired.  Purchase price allocation was as follows:

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Valuation of shares of common stock and preferred stock		$1
Assets acquired	276,012
Liabilities assumed	(727,324)
	451,312
Goodwill		451,311

3.

Contract Retention Receivable

Under the Builder’s Lien Act (British Columbia), under which the subsidiary SCI operates, for each contract or subcontract a holdback amount is retained by the customer equal to 10% of the greater of:

(a)

The value of the work or materials as they are actually provided under contract or subcontract, and

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

As of June 30, 2007 and 2006, contract retention receivables were $186,096 and $100,988 respectively.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

4.

Equipment

5.

Bank Overdraft

At June 30, 2007, bank overdrafts covered by a revolving line of credit were$117,547.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $117,547 ($125,000 CDN) and is secured by a shareholder guarantee and $47,019 ($50,000 CDN) in the form of a term deposit.  As of June 30, 2007, the Company had written checks in excess of the operating line of credit in the amount of $30,628.

6.

Related Party Debt

	2007	2006
Unsecured loan from related party, (father of company President). Non-interest bearing, with no fixed repayment terms	$190,711	$181,689
Various related party loans, unsecured non-interest bearing advances with no fixed terms of repayment due on demand	8,254	28,235
	$198,965	$209,924

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

7.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due to Xili USA under these borrowings aggregated $81,076 as at June 30, 2007 and 2006.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

During the year ended June 30, 2007, the Company borrowed $98,996 from a company controlled by the Company’s president.  The loan is unsecured and bears 7.5% interest commencing in January 2008.  The loan has no fixed terms of repayment.

At June 30, 2007, the above shareholder loans aggregated to $383,518.

8.

Income taxes

As of June 30, 2007, for Federal income tax purposes, the Company has approximately $3,639,480 in net operating loss carry forwards expiring through 2021.  The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At June 30, 2007, STS had available federal net operating loss (NOL) carry forwards of approximately $3,659,480.  Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”.  Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitations to apply.  If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income.  The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2007 and June 30, 2006 as follows:

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

	June 30 2007	June 30, 2006

Deferred tax asset, beginning	$ 1,205,369	$ 1,038,000
Benefit of current year’s operating loss carry forward	133,493	167,369
Deferred tax asset, ending	$ 1,338,862	$ 1,205,369

Valuation allowance, beginning	$(1,205,369)	$(1,038,000)
Current year’s provision	(133,493)	(167,369)
Valuation allowance, ending	$(1,338,862)	$(1,205,369)

Deferred tax asset, net	$ -	$ -

Tax at blended U.S./Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%

Tax expense	$ -	$ -

9.

Common Stock

At June 30, 2007, the Company is authorized to issue:

1.

5,000,000 shares of preferred stock, par value $0.001 per share

2.

500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2007, there are 73,253,016 shares of Common Stock outstanding.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Stock Issuance

On August 12, 2005, the Company accepted a settlement agreement with Mr. Richard Short (“Short”), a former Shareholder, whereby the Company would issue to Short 33,333 shares of the Company’s common stock in lieu of a cash payment to Short of CDN $16,000 (USD $13,333) for the 8,000 shares rescinded by Short in 1997.  This settlement was inclusive of Short and the Company and did not include any of the former officers, directors or employees of the Company, as individuals.  On August 16, 2005 the Company issued Short 33,333 shares of its common stock, in full settlement of CDN$ 16,000 (USD$13,333) owed Short as a former Shareholder.  These securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.  The parties to whom the shares were issued received information concerning the Company.  The shares were appropriately restricted.  No underwriters were involved in the transactions and no commissions were paid.

Stock Cancellation

On November 10, 2005, the Company received notification from its former Chief Financial Officer that he was rescinding receipt of ten million (10,000,000) shares issued to him in February 2005 previously valued at $10,000.  The Company has accepted the rescinding of shares and has subsequently cancelled the shares.

On November 10, 2005, the Company received notification from Palm Coast Funding, LLP, that they were cancelling the professional services contract that they have issued to them in February 2005 previously valued at $23,000.  The Company has accepted the rescinding of shares and has subsequently cancelled the shares.

In connection with the rescinded agreements discussed above, the Company reversed the previously recorded value of the shares issued of $33,000.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

Preferred Stock

Pursuant to the share exchange agreement dated April 15, 2005, the Company agreed to issue one share of Class A preferred stock to the sole shareholder of SCI, Perry Law.  The preferred share will enable the holder to exercise the voting control of 40% of the Company upon issuance.  The remaining 60% voting control is to be assigned to the outstanding common shares of the Company.  Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period.  In addition, the voting power of such preferred share shall decrease over such two-year period so as to have 20% voting control 12 months after issuance, 10% voting control 18 months after issuance and zero voting control 24 months after issuance, at which time the preferred share will be redeemed by the Company for no consideration.

2005 Stock Incentive Plan

During fiscal 2005, pursuant to provisions under the plans, the Company’s Board of Directors cancelled all existing stock option and incentive plans.

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

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

Each option granted under the stock incentive plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock incentive plan); the date on which all options outstanding under the stock incentive plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

At June 30, 2007, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at July 1, 2005	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2006	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2007	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2007 is as follows:

		Options outstanding		Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average exercise price
$0.15	1,300,000	8.75	$0.15	523,611	$0.15

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)
Notes to the Consolidated Financial Statements
June 30, 2007

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2007, the value of the unvested options was $50,000 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)
Notes to the Consolidated Financial Statements
June 30, 2007

10.

Costs and Estimated Earnings on Uncompleted Contracts

	2007	2006

Costs incurred on uncompleted contracts	$735,430	$282,628
Estimated earnings	390,444	128,220
	1,125,874	410,848

Less: Billings to Date	1,561,043	836,500

	(435,169)	$ (425,652)
Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	49,920	6,906
Billings on uncompleted contracts in excess of costs and estimated revenues	$ (485,089)	$ (432,558)
	$ (435,169)	$ (425,652)

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

11.

Related Party Transactions

The Company’s wholly owned subsidiary paid $63,419 and $114,726 to its president during the years 2007 and 2006 respectively.  During the year ended June 30, 2006, the Company declared bonuses of $143,200 payable to the Company’s President and to the Vice President of its operating subsidiary.  Such costs has been reflected in the accompanying statement of operations.  As of June 30, 2006, $251,060 were payable to these officers and are reflected as such on the Company’s balance sheet.

Officers’ salaries include $30,000 and $151,500 in 2007 and 2006, respectively, of accrued salaries owed to the Company’s former Chief Executive and Chief Financial Officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president.  The options were valued at $195,000 and are being amortized over three years vesting period.  During the year ended June 30, 2006, $65,000 of the amortization of such costs has been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $408,325 as of June 30, 2006.  This amount includes $302,532 of accrued salaries owed to the Company’s former chief executive and former chief financial officer.

During the years ended June 30, 2007 and 2006, the Company’s Chief Executive Officer paid some expenses on behalf of the Company. These advances are recognized as short-term liabilities as there are no fixed repayment terms, but the funds are due on demand.  The amount due him as of June 30, 2006 was $99,301 of unsecured, short term, non-interest bearing advances relating to the payment of certain Company’s expenses.

Selling, general and administrative expenses for the years ended June 30, 2006 includes management fees of $114,726 paid to the president of the Company.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

12.

Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.  Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.  The minimum payments required under these operating leases for each of the five years subsequent to June 30, 2007 are approximately as follows:

Year ending

    June 30

2008

$ 51,771

2009

    16,136

2010

-

2011

-

2012

-

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

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

The Complaint filed by Smart-tek Solutions, Inc. seeks compensatory and punitive damages in excess of $100 million and equitable relief against Stocklemon. While the Company remains adamant that it was wronged and damaged by the Stocklemon report, the Company was not able to continue to afford the cost of legal actions and has temporarily suspended their legal efforts and its attorney’s have filed a petition to be removed as legal representatives of the Company in this complaint.

14.

Concentrations of risk

At June 2007, four customers accounted for 74% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

In 2007, two significant customers accounted for 46% of revenue and each of these customers individually accounted for more than 10% of revenue.

During 2007, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

In 2007, three significant suppliers accounted for 73% of purchases.

At June 30, 2006, two significant customers accounted for 52% of trade accounts receivable and each of these three customers individually accounted for more than 10% of trade accounts receivable.

In 2006, three significant customers accounted for 35% of revenue and each of these customers individually accounted for more than 10% of revenue.

During 2006, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

During 2006, three significant suppliers accounted for 70% of purchases.

Smart-tek Solutions Inc. (formerly Royce Biomedical Inc.)

Notes to the Consolidated Financial Statements

June 30, 2007

15.

Subsequent Events

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with software development services.  Under terms of the agreement, the Company issued 6,500,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with international business strategy development to market its Radio Frequency Identification (“RFID”) based agricultural products.  Under the terms of the agreement, the Company issued 7,000,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with marketing services.  As per the terms of the agreement, the Company issued to the Consultant 5,500,000 restricted shares of its common stock as payment for services.

ITEM 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 10, 2007, Weinberg and Company, P.A. were terminated as the Company’s independent registered public accounting firm.

Weinberg and Company, P.A audited the Company’s financial statements for the fiscal years ended June 30, 2006 and 2005.  Weinberg and Company’s report on our financial statements for the years ended June 30, 2006 and 2005 (“Audit Period”) did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph discussing the Company’s inability to continue as a going concern. During the Audit Period, and through February 10, 2007, there were no disagreements with Weinberg and Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure,  which disagreements, if not resolved to the satisfaction of Weinberg and Company, P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its  report, and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B.

Effective as of February 10, 2007, the Company engaged John Kinross-Kennedy, CPA (“Kennedy”) as its new independent registered public accountant. The decision to engage Kennedy was made and approved by the Company’s Board of Directors.

During the two most recent fiscal years and through February 10, 2007, the Company has not consulted with Kennedy regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A – Controls and Procedures

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2006, the Company and its board of directors received and accepted the resignation of Denis Gallant effective December 12, 2006, as the Company’s Chief Financial Officer.  Mr. Gallant has resigned in order to pursue other business ventures.  There were no disagreements between the Company and Mr. Gallant.

Perry Law, the current President and Chief Executive Officer of the registrant, has been appointed as the Company’s Chief Financial Officer effective December 12, 2006.

ITEM 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Organization of the Board of Directors

As of September 30, 2007, our directors were as follows:

PERRY LAW is the founder of Smart-tek Communications Inc. and has been its CEO since 1997.  Mr. Law has over sixteen years experience in the security/surveillance systems industry and has played a central role in introducing and implementing technological changes in the local/regional security industry.  Mr. Law has held numerous executive management positions in both private and public companies and is very active in charitable causes.

Audit Committee

The Company does not currently have separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements.

Executive Officers

As of September 30, 2007, the following persons were our executive officers:

Perry Law

45

President, CEO, CFO and Director

Information concerning Mr. Law is provided under the section captioned “Organization of the Board of Directors”.

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

Code of Ethics

In June 2004, our Board of Directors adopted a Code of Business Conduct and Ethics governing its Chief Executive Officer, Chief Financial Officer, its other executive officers, the Board of Directors and employees. The Board is undertaking the task of updating this Code of Ethics during fiscal 2008. We intend to disclose on our website any waivers or amendments to our Code of Business Conduct and Ethics within five business days of such action.

ITEM 10 – Executive Compensation

The following table sets forth compensation for services rendered in all capacities to Smart-tek Solutions, Inc. for the three fiscal years ended June 30, 2007 for our Chief Executive Officer and the four most highly compensated executive offices as of June 30, 2007 whose total annual salary and bonus for fiscal 2006 exceeded $100,000 (collectively, the “Named Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation	Stock Awards	Options Granted	Other Compensation ($)
Perry Law	(a)2007	63,419	-	-	-	-	-
President, CFO and CEO	2006	114,726	77,418	-	-	-	-
	2005	20,005	-	-	-	650,000	-

Stephen Platt	(b)2007	43,865	-	-	-	-	-
Vice-President Smart-tek Communications	2006	114,726	60,214	-	-	-	-
	2005	20,005	-	-	-	650,000	-

Donald Gee	(c)2006	120,000	-	-	-	-	-
President and CEO	2005	48,500	-	-	10,000,000	-	-

(a)

Mr. Perry Law has been the President and CEO of Smart-tek Communications Inc. since its inception.  Smart-tek Communications is the wholly-owned subsidiary of Smart-tek Solutions.  Mr. Law was appointed President and CEO of Smart-tek Solutions on September 14, 2006 effective September 30, 2006.

(b)

Stephen Platt is the Vice-President of Smart-tek Communications, the Registrant’s wholly owned subsidiary.

(c)

Mr. Gee was appointed President and CEO on December 2, 2004.  Mr. Gee resigned from his position as President and CEO of the Registrant on September 14, 2006 effective September 30, 2006.

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

ITEM 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 30, 2007, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of any class of our capital stock, (ii) each of our Named Officers, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Smart-tek Solutions Inc, 3702 South Virginia Street, G12-401, Reno, NV, 89502.

		Amount and Nature of
		Beneficial Ownership		Percentage of Class
			Shares of	Beneficially Owned
		Shares of	Class A			Percentage
		Common	Preferred			of Voting
		Stock	Stock		Class A	Securities
		Beneficially	Beneficially	Common	Preferred	Beneficially
		Owned	Owned	Stock	Stock	Owned

5% Shareholders
Essex Property Management		9,000,000		12.29%		9.83%
#1 Mapp St
Belize City, Belize	(3)

Dublin Asset Protection A.G.		5,000,000		6.83%		5.46%
800 Second Ave
New York, New York	(4)

Farthingham Capital Corporation		4,000,000		5.46%		4.37%
3465 Hutchinson, Suite 506
Montreal, Quebec	(5)

Perry Law		217,667	1	-	100%	0%
Unit 10-11720 Voyageur Way
Richmond, BC
V6X 3G9

Named Officers and Directors

Perry Law		217,667	1	-	100%	0%

All current executive officers and directors		217,667	1	0-%	100%	0%

(1)

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them, subject to community property law, where applicable.

(2)

Applicable percentage ownership of common stock is based on 73,253,016 shares of common stock issued and outstanding as of June 30, 2007.  Class A Preferred Stock, at June 30, 2007, had 0% of the voting power of all common and preferred shares issued.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of June 30, 2007 are deemed outstanding.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

Equity Compensation Plan Information

The following table sets forth certain information as to our equity compensation plan

At June 30, 2007, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at July 1, 2005	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2006	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2007	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2006 is as follows:

		Options outstanding
Exercise	Number	Weighted Average remanining contractual	Weighted average
Price	Outstanding	life (years)	Exercise Price

$0.15	1,300,000	8.75	$0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2007.

The Company’s 2005 Stock Incentive Plan is our equity plan that has been approved by our shareholders and is our only plan in effect and with options outstanding.

ITEM 12 – Certain Relationships and Related Transactions

The Company’s wholly owned subsidiary paid $63,419 and $114,726 to its president during the years 2007 and 2006 respectively.

Officers’ salaries include $30,000 and $151,500 in 2007 and 2006, respectively, of accrued salaries owed to the Company’s former Chief Executive and Chief Financial Officers.

The Company issued 650,000 options to purchase shares of its common stock to each of SCI’s president and vice-president.  The options were valued at $195,000 and are being amortized over three years vesting period.

During the years ended June 30, 2007 and 2006, the Company’s Chief Executive Officer paid some expenses on behalf of the Company. These advances are recognized as short-term liabilities as there are no fixed repayment terms, but the funds are due on demand.

ITEM 13 – Exhibits

The exhibits below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit Number

Description

31.1

Section 302 Certification of our Chief Executive Officer

31.2

Section 302 Certification of our Chief Financial Officer

32.2

Section 906 Certification of our Chief Executive Officer

32.3

Section 906 Certification of our Chief Financial Officer

ITEM 14 – Principal Accountant Fees and Services

The aggregate fees billed for professional services rendered by Weinberg & Company for the audit of our financial statements for the fiscal year ended June 30, 2006 was $59,087.

Audit –Related Fees

None

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

Date: November 8, 2007

/s/

-----------------------------------

 Perry Law

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 8, 2007

/s/

-----------------------------------

Perry Law

Chief Executive Officer, President

Chairman of the Board

(Principal Executive Officer)