Form 10QSB
period 2007-09-30
Smart-tek Solutions Inc
filed 2007-11-13
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   X                  No    _____

As of November 12, 2007 the Company had 92,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

Smart-tek Solutions Inc.

Three Months Ended September 30, 2007 and 2006

PART I -- FINANCIAL INFORMATION

CONTENTS

PAGES

UNAUDIATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Loss

4

Consolidated Statements of Changes in Shareholders’ Deficiency

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7-19

Smart-tek Solutions Inc.

Consolidated Balance Sheets

As at September 30, 2007 (Unaudited) and June 30, 2006

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets
Cash	$49,815	$47,019
Accounts receivable	756,245	716,853
Contract retention receivable	205,726	186,096
Cost of uncompleted contracts in excess of billings	29,545	49,920
Prepaid expenses and deposits	4,861	1,952
Total current assets	1,046,192	1,001,840
Equipment, net of accumulated depreciation	6,461	7,805
Goodwill	451,311	451,311
	$1,503,964	$1,460,956
Liabilities
Current liabilities
Bank overdraft	$275,571	$148,175
Accounts payable and accrued liabilities	3,674,490	967,465
Bonus payable	179,334	169,268
Billings on uncompleted contracts
in excess of costs and estimated revenues	393,888	485,089
Deferred revenue	16,813	13,003
Shareholder loans	547,146	383,518
Amounts due to officers and directors	423,821	411,851
Related party debt	190,710	196,946
Total current liabilities	5,701,773	2,775,315
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at September 30, 2007 and June 30, 2007	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 73,253,016 issued
and outstanding at September 30, 2007 and June 30, 2007
respectively	73,253	73,253
Additional paid in capital	2,877,811	2,861,561
Accumulated other comprehensive loss	(126,774)	(103,709)
Accumulated deficit	(7,022,099)	(4,145,464)
Total shareholders’ deficiency	(4,197,809)	(1,314,359)
	$1,503,964	$1,460,956

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statements of Operations and Comprehensive Loss

Three months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Revenue
Contract revenue	$783,046	$647,656
Services revenue	21,695	42,225
Other revenue	1,949	194
Total revenue	806,690	690,075
Cost of revenue and service delivery	715,420	592,520
Gross profit	91,270	97,555
Selling, general and administrative expenses	2,965,546	182,721
Operating loss	(2,874,276)	(85,166)
Other expense
Interest	(2,359)	(2,685)
Net loss	(2,876,635)	(87,851)
Currency translation adjustment	(23,065)	727
Comprehensive loss	$(2,899,700)	$(87,124)
Loss per share, basic and diluted	$(0.04)	$(0.00)
Weighted average shares outstanding,
basic and diluted	73,253,016	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statement of Changes in Shareholders’ Deficiency

Three months ended September 30, 2007

(Unaudited)

	Common Stock
			Additional	Accumulated
			Paid in	Other	Accumulated
	Shares	Amount	Capital	Comprehensive	Deficit	Total
				loss
Balance – July 1, 2007	73,253,016	$73,253	$2,861,561	$(103,709)	$(4,145,464)	$(1,314,359)
Fair Value Options
issued to employees	-	-	16,250	-	-	16,250
Net Loss	-	-	-	-	(2,876,635)	(2,876,635)
Currency Translation -
adjustment	-	-	-	(23,065)	-	(23,065)
Balance – September 30,
2007	73,253,016	$73,253	$2,8,77,811	$(126,774)	$(7,022,099)	$(4,197,809)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statements of Cash Flows

Three months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating activities
Net loss	$(2,876,635)	$(87,851)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,344	2,031
Amortization of deferred compensation	16,250	16,250
Changes in operating assets and liabilities
Accounts receivable	(39,392)	92,070
Contract retention receivable	(19,630)	(48,048)
Costs of uncompleted contracts in excess of billings	20,375	(6,950)
Prepaid expenses and deposits	(2,909)	-
Accounts payable and accrued liabilities	2,707,025	(16,615)
Bonus payable	10,066	-
Billings on uncompleted contracts in excess of costs
and estimated revenues	(91,201)	(53,481)
Deferred revenue	3,810	940
Net cash used in operating activities	(270,897)	(101,654)
Financing activities
Proceeds from shareholders loan	135,295	94,397
Proceeds from officer and directors	40,303	30,000
Proceeds from (repayment) of related party debt	(6,235)	17,695
Net cash provided by financing activities	169,363	142,092
Effects of exchange rates on cash	(23,065)	727
Net increase (decrease) in cash	(124,599)	41,165
Cash (bank overdraft), beginning of period	(101,156)	(163,114)
Cash (bank overdraft), end of period	$(225,755)	$(121,949)
Supplemental cash flow information
Interest paid	$2,359	$2,685

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

Xili Pharmaceutical Group, Inc. through its subsidiary, Xili USA, Inc. owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company’s Board of Directors.  At September 30, 2007, Xili USA, Inc., owns approximately 2.1% of the outstanding common shares of the Company.

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

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s term of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts.  There is no allowance for doubtful accounts as of September 30, 2007 and June 30, 2007.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Specific areas, among others, requiring the application of management’s estimates and judgment includes assumptions pertaining to credit. Worthiness of customers, percentage of completion and related costs for contracts in progress, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions.  Actual results could differ from estimates and assumptions made.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the AICPA Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction Type and Certain Production Type Contracts.  The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract.  On a quarterly basis, significant contracts are reviewed.  However, there are many factors that impact future costs, including but not limited to, weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors.  These factors can affect the accuracy of our estimates and materially impact our future earnings.

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

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president.  Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $16,250 was recognized as expense during the three months ended September 30, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  At September 30, 2007, the value of the unvested options was $33,750 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $3,780 for the three months ended September 30, 2007.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $2,876,635 and a negative cash flow from operations of $270,897 during the three months ended September 30, 2007, and had a working capital deficiency of $4,655,581 and a shareholders’ deficiency of $4,197,809. These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

Valuation of shares of common stock and preferred stock	$ 1

Assets acquired	276,012
Liabilities assumed	(727,324)
451,312
Goodwill	$ 451,311

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

As of September 30, 2007 and  June 30 2006, contract retention receivables were $205,726 and $186,096 respectively.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

4.

Equipment

	Cost	Accumulated Depreciation	September 30 2007 Net Book Value	Cost	Accumulated Depreciation	June 30 2007 Net Book Value

Computer equipment & software	$899	$642	$257	$899	$608	$291
Office furniture & equipment	4,727	2,260	2,467	4,727	2,105	2,622
Leasehold improvements	15,617	12,505	3,112	15,617	11,432	4,185
Computer equipment under capital lease	2,140	1,515	625	2,140	1,433	707

	$23,383	$16,922	$6,461	$23,383	$15,578	$7,805

5.

Bank Overdraft

At September 30, 2007, bank overdrafts covered by a revolving line of credit were $124,538.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $124,538 ($125,000 CDN) and is secured by a shareholder guarantee and $49,815 ($50,000 CDN) in the form of a term deposit.  As of September 30, 2007, the Company had written checks in excess of the operating line of credit in the amount of $151,033.

6.

Related Party Debt

	2007	2006
Unsecured loan from related party, (father of
Company President). Non-interest bearing, with
No fixed repayment terms	$190.710	$190,710
Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment
Due on demand	-	8,255
	$190,710	$198,965

7.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due to Xili USA under these borrowings aggregated $81,076 as at September 30, 2007 and June 30, 2007.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

At September 30, 2007, the Company borrowed $266,085 from a company controlled by the Company’s president.  The loan is unsecured and bears 7.5% interest commencing in January 2008.  The loan has no fixed terms of repayment.

At September 30, 2007, the above shareholder loans aggregated to $547,146.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

8.

Income taxes

As of June 30, 2007, for Federal income tax purposes, the Company has approximately $3,639,480 in net operating loss carry forwards expiring through 2021.  The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At September 30, 2007, STS had available federal net operating loss (NOL) carry forwards of approximately $6,536,115.  Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”.  Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitations to apply.  If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income.  The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset atSeptember 30, 2007 and June 30, 2007 as follows:

	September 30, 2007	June 30, 2006

Deferred tax asset, beginning	$ 1,338,862	$ 1,205,369
Benefit of current year’s operating loss carry forward	1,006,822	133,493
Deferred tax asset, ending	$ 2,345,684	$ 1,338,862

Valuation allowance, beginning	$(1,338,862)	$(1,205,369)
Current year’s provision	(1,006,822)	(133,493)
Valuation allowance, ending	$(2,345,684)	$(1,338,862)

Deferred tax asset, net	$ -	$ -

Tax at blended U.S./Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%

Tax expense	$ -	$ -

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

9.

Common Stock

At September 30, 2007, the Company is authorized to issue:

1.

5,000,000 shares of preferred stock, par value $0.001 per share

2.

500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2007, there are 73,253,016 shares of Common Stock outstanding.

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

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

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

At September 30, 2007, options outstanding are as follows:

Average

Shares              Exercise Price

Balance at July 1, 2007

 1,300,000

$0.15

Granted

     -

   -

Exercised

     -

   -

Cancelled

     -

   -

Balance at September 30, 2007

 1,300,000

$0.15

Additional information regarding options outstanding as of September 30, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.75	$ 0.15	523,611	$ 0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $16,250 was recognized as expense during the three months ended September30, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2007, the value of the unvested options was $33,750 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

10.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2007	June 30, 2007

Costs incurred on uncompleted contracts	$ 664,370	$ 735,430
Estimated earnings	495,465	390,444
	1,159835	1,125,874

Less: Billings to Date	1,524,178	1,561,043

	$ (364,343)	$ (435,169)
Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	29,545	49,920
Billings on uncompleted contracts in excess of costs and estimated revenues	$ (393,888)	$ (485,089)
	$ (364,343)	$ (435,169)

11.

Related Party Transactions

During the three months ended September 30, 2007, the Company’s wholly owned subsidiary paid $36,456 in management salaries to its president and vice president.

Amounts due to officers and directors were $423,821 as of September 30, 2006.

At September 30, 2007, the Company borrowed $266,085 from a company controlled by the Company’s president.  The loan is unsecured and bears 7.5% interest commencing in January 2008.  The loan has no fixed terms of repayment.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

12.

Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.  Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.  The minimum payments required under these operating leases for each of the five years subsequent to September 30, 2007 are approximately as follows:

Year ending

 September 30

2008

$    38,828

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

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

(unaudited)

14.

Concentrations of risk

At September 30, 2007, four customers accounted for 61% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

For the three months ended September 30, 2007, two significant customers accounted for 34% of revenue and each of these customers individually accounted for more than 10% of revenue.

For the three months ended September 30, 2007, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the three months ended September 30, 2007, three significant suppliers accounted for 76% of purchases.

ITEM 2                    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Significant Customers

For the three months ended September 30, 2007, we received 34% of our revenues from two significant customers.  All two customers respectively represented more than 10% of revenues.  We believe we have a good relationship with these customers.

Principal Suppliers

The principal suppliers for the security equipment installed by SCI is Burtek Systems Inc. a Canada wide distributor and importer specializing in audio, video, security access control and structured wiring products and Nedco Division of Westburne Industries Enterprises Ltd..  These suppliers represent 75% of all purchases and each of these suppliers represents more than 10% of total purchases.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and 2006

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the three months ended September 30, 2007, revenues increased to 806,690 from $690,075 for the same period ended in 2006, an increase of $116,615 or 17%.

Cost of revenue and services delivery increased by $122,900 for the three months ended September 30, 2007 as compared with the same period ending in 2006.  Cost of revenue and services delivery for the three months ended September 30, 2007 was $715,420 as compared to $592520 for the same period ended in 2006, an increase of 21%.

Total operating expenses increased by $2,782,825 from $182,721 for the three months ended September 30, 2006 to $2,965,546 for the same period ending in 2007.  The increase in operating expenses was principally attributable consulting fees totaling $2,850,000 accrued to consultants.

 In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with software development services.  Under terms of the agreement, the Company issued in October 2007 6,500,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company entered into a consulting agreement with an unaffiliated third party to provide the company with international business strategy development to market its RFID based agricultural products.  Under the terms of the agreement, the Company issued in October 2007 7,000,000 restricted shares of its common stock as payment for the services.

In September 2007, the Company also  entered into a consulting agreement with an unaffiliated third party to provide the company with marketing services.  As per the terms of the agreement, the Company issued in October 2007 5,500,000 restricted shares of its common stock as payment for services.

Net loss increased from a net loss of $87,851 for the three months ended September 30, 2006 to a net loss of $2,876,635 for the three months ended September 30, 2007.

The Company has fully reserved its potential deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the three months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2007, net cash used in operating activities was $270,897 and net cash provided by financing activities was $169,363. There was no cash provided by or used in investing activities.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2007, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SMART-TEK SOLUTIONS INC.

Date:  November 12, 2007

 By: /s/ Perry Law

       -----------------------------------

        Perry Law

        Chief Executive Officer