Form 10QSB
period 2007-12-31
Smart-tek Solutions Inc
filed 2008-02-14
CIK 947011

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes   X                  No    _____

As of February 11, 2008 the Company had 92,253,016 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes ____   No  X

Smart-tek Solutions Inc.

Six Months Ended December 31, 2007 and 2006

PART I -- FINANCIAL INFORMATION

CONTENTS

PAGES

UNAUDIATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Loss

     4

Consolidated Statements of Changes in Shareholders’ Deficiency

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7-19

Smart-tek Solutions Inc.

Consolidated Balance Sheets

As at December 31, 2007 (Unaudited) and June 30, 2006

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets
Current assets
Cash	$50,440	$47,019
Accounts receivable	533,267	716,853
Contract retention receivable	248,164	186,096
Cost of uncompleted contracts in excess of billings	54,863	49,920
Prepaid expenses and deposits	3,444	1,952
Total current assets	890,178	1,001,840
Equipment, net of accumulated depreciation	5,155	7,805
Goodwill	451,311	451,311
	$1,346,644	$1,460,956
Liabilities
Current liabilities
Bank overdraft	$32,843	$148,175
Accounts payable and accrued liabilities	811,186	967,465
Bonus payable	181,584	169,268
Billings on uncompleted contracts
in excess of costs and estimated revenues	381,366	485,089
Deferred revenue	13,189	13,003
Shareholder loans	547,146	383,518
Amounts due to officers and directors	388,467	411,851
Related party debt	190,710	196,946
Total current liabilities	2,546,491	2,775,315
Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at December 31, 2007 and June 30, 2007	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 92,253,016 issued
and outstanding at December 31, 2007 and June 30, 2007
respectively	2,923,253	73,253
Additional paid in capital	2,877,811	2,861,561
Accumulated other comprehensive loss	(129,713)	(103,709)
Accumulated deficit	(6,871,198)	(4,145,464)
Total shareholders’ deficiency	(1,199,847)	(1,314,359)
	$1,346,644	$1,460,956

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statements of Operations and Comprehensive Loss

Six months ended December 31, 2007 and 2006

(Unaudited)

	2007	2006
Revenue
Contract revenue	$1,659,203	$1,238,736
Services revenue	45,057	66,359
Other revenue	2,639	720
Total revenue	1,706,899	1,305,815
Cost of revenue and service delivery	1,348,296	1,063,273
Gross profit	358,603	242,542
Selling, general and administrative expenses	3,076,222	414,504
Operating loss	(2,717,619)	(171,962)
Other expense
Interest	(8,115)	(13,056)
Net loss	(2,725,734)	(185,018)
Currency translation adjustment	(26,004)	29,907
Comprehensive loss	$(2,751,738)	$(155,111)
Loss per share, basic and diluted	$(0.03)	$(0.00)
Weighted average shares outstanding,
basic and diluted	81,617,146	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statement of Changes in Shareholders’ Deficiency

Six months ended December 31, 2007

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance – July 1, 2007	73,253,016	$ 73,253	$ 2,861,561	$ (103,709)	$ (4,145,464)	$ (1,314,359)
Fair Value Options issued to employees	-	-	16,250	-	-	16,250
Shares issued for consulting	19,000,000	2,850,000	-	-	-	2,850,000
Net Loss	-	-	-	-	(2,725,734)	(2,725,734)
Currency translation adjustment	-	-	-	(26,004)	-	(26,004)

Balance – December 31, 2007	92,253,016	$ 2,923,253	$ 2,877,811	$ (129,713)	$(6,871,198)	$ (1,199,847)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Consolidated Statements of Cash Flows

Six months ended December 31, 2007 and 2006

(Unaudited)

	2007	2006
Operating activities
Net loss	$(2,725,734)	$(185,018)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	2,650	4,038
Amortization of deferred compensation	16,250	32,500
Shares issued for consulting fees	2,850,000	-
Changes in operating assets and liabilities
Accounts receivable	183,586	108,706
Contract retention receivable	(62,068)	(37,433)
Costs of uncompleted contracts in excess of billings	(4,943)	(1,133)
Prepaid expenses and deposits	(1,492)	-
Accounts payable and accrued liabilities	(156,280)	13,908
Bonus payable	12,316	-
Billings on uncompleted contracts in excess of costs
and estimated revenues	(103,723)	(19,931)
Deferred revenue	186	3,167
Net cash used in operating activities	10,748	(81,196)
Financing activities
Proceeds from shareholders loan	135,295	55,469
Proceeds from officer and directors	4,949	30,000
Proceeds from (repayment) of related party debt	(6,235)	90,339
Net cash provided by financing activities	134,009	175,808
Effects of exchange rates on cash	(26,004)	(6,026)
Net increase (decrease) in cash	118,753	88,586
Cash (bank overdraft), beginning of period	(101,156)	(163,114)
Cash (bank overdraft), end of period	$17,597	$(74,528)
Supplemental cash flow information
Interest paid	$8,115	$13,056

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

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

Xili Pharmaceutical Group, Inc. through its subsidiary, Xili USA, Inc. owned approximately 44% of the outstanding common shares of the Company through December 5, 2004 and is controlled by Dr. Yan Xiao Wen, who is also the former Chairman of the Company’s Board of Directors.  At December 31, 2007, Xili USA, Inc., owns approximately 2.1% of the outstanding common shares of the Company.

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

Accounts Receivable

The Company reports accounts receivable at net realizable value.  The Company’s term of sale provide the basis for when accounts become delinquent or past due.  The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts.  There is no allowance for doubtful accounts as of December 31, 2007 and June 30, 2007.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

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

December 31, 2007

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

December 31, 2007

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president.  Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $16,250 was recognized as expense during the six months ended December 31, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.  At December 31, 2007, the value of the unvested options was $33,750 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $7,951 for the six months ended December 31, 2007.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $2,725,734 and cash flow from operations of $118,753 during the six months ended December 31, 2007, and had a working capital deficiency of $1,656,313 and a shareholders’ deficiency of $1,199,847. These matters raise substantial doubt about its ability to continue as a going concern.  Management believes that actions are presently being taken to revise the Company’s operating results.  Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2007

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

As of December 31, 2007 and  June 30 2006, contract retention receivables were $248,164 and $186,096 respectively.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

4.

Equipment

	Cost	Accumulated Depreciation	December 31 2007 Net Book Value	Cost	Accumulated Depreciation	June 30 2007 Net Book Value

Computer equipment & software	$899	$654	$245	$899	$608	$291
Office furniture & equipment	4,727	2,383	2,344	4,727	2,105	2,622
Leasehold improvements	15,617	13,646	1,971	15,617	11,432	4,185
Computer equipment under capital lease	2,140	1,545	595	2,140	1,433	707

	$23,383	$18,228	$5,155	$23,383	$15,578	$7,805

5.

Bank Overdraft

At December 31, 2007, bank overdrafts covered by a revolving line of credit were $Nil.  The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada.  The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $126,100 ($125,000 CDN) and is secured by a shareholder guarantee and $50,440 ($50,000 CDN) in the form of a term deposit.  As of December 31, 2007, the Company had not written checks in excess of the operating line of credit.

6.

Related Party Debt

	2007	2006
Unsecured loan from related party, (father of
Company President). Non-interest bearing, with
No fixed repayment terms	$190,710	$174,034

Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment
Due on demand	-	21,989
	$190,710	$196,023

7.

Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis.  The loans are non-interest bearing and are payable on demand.  The total due to Xili USA under these borrowings aggregated $81,076 as at December 31, 2007 and June 30, 2007.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis.  The loan is non-interest bearing and payable on demand.  In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

At December 31, 2007, the Company borrowed $266,085 from a company controlled by the Company’s president.  The loan is unsecured and bears 7.5% interest commencing in January 2008.  The loan has no fixed terms of repayment.

At December 31, 2007, the above shareholder loans aggregated to $547,146.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

8.

Income taxes

As of June 30, 2007, for Federal income tax purposes, the Company has approximately $3,639,480 in net operating loss carry forwards expiring through 2021.  The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At December 31, 2007, STS had available federal net operating loss (NOL) carry forwards of approximately $6,536,115.  Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”.  Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitations to apply.  If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income.  The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2007 and June 30, 2007 as follows:

	December 31, 2007	June 30, 2006

Deferred tax asset, beginning	$ 1,338,862	$ 1,205,369
Benefit of current year’s operating loss carry forward	951,167	133,493
Deferred tax asset, ending	$ 2,290,029	$ 1,338,862

Valuation allowance, beginning	$ (1,338,862)	$(1,205,369)
Current year’s provision	(951,167)	(133,493)
Valuation allowance, ending	$ (2,290,029)	$(1,338,862)

Deferred tax asset, net	$ -	$ -

Tax at blended U.S./Canadian statutory rates	(35%)	(35%)
Loss carryover	35%	35%

Tax expense	$ -	$ -

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

9.

Common Stock

At December 31, 2007, the Company is authorized to issue:

1.

5,000,000 shares of preferred stock, par value $0.001 per share

2.

500,000,000 shares of common stock, par value $0.001 per share

At December 31, 2007, there are 92,253,016 shares of Common Stock outstanding.

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

December 31, 2007

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

At December 31, 2007, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2007	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2007	1,300,000	$0.15

Additional information regarding options outstanding as of December 31, 2007 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.75	$ 0.15	523,611	$ 0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.  The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $16,250 was recognized as expense during the six months ended December 31, 2007.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2007, the value of the unvested options was $33,750 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

10.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31, 2007	June 30, 2007

Costs incurred on uncompleted contracts	$ 1,068,433	$ 735,430
Estimated earnings	850,672	390,444
	1,919,105	1,125,874

Less: Billings to Date	2,245,608	1,561,043

	$ (326,503)	$ (435,169)
Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	54,863	49,920
Billings on uncompleted contracts in excess of costs and estimated revenues	$ (381,366)	$ (485,089)
	$ (362,503)	$ (435,169)

11.

Related Party Transactions

During the six months ended December 31, 2007, the Company’s wholly owned subsidiary paid $71,047 in management salaries to its president and vice president.

Amounts due to officers and directors were $388,467 as of December 31, 2007.

At December 31, 2007, the Company had borrowed $266,085 from a company controlled by the Company’s president.  The loan is unsecured and bears 7.5% interest commencing in January 2008.  The loan has no fixed terms of repayment.

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

12.

Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005.  Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for six company vehicles.  The minimum payments required under these operating leases for each of the five years subsequent to December 31, 2007 are approximately as follows:

Year ending

June 30

2008

$    27,986

2009

      41,834

2010

        8,920

2011

        6,334

2012

        1,584

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

Smart-tek Solutions Inc.

Notes to the Consolidated Financial Statements

December 31, 2007

(unaudited)

14.

Concentrations of risk

At December 31, 2007, three customers accounted for 45% of trade accounts receivable and each of these customers individually accounted for more than 10% of trade accounts receivable.

For the six months ended December 31, 2007, one significant customer accounted for 24% of revenue and the customer individually accounted for more than 10% of revenue.

For the six months ended December 31, 2007, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the six months ended December 31, 2007, three significant suppliers accounted for 44% of purchases.

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

Significant Customers

For the three months ended December 31, 2007, we received 24% of our revenues from one significant customer and the customer represented more than 10% of revenues.  We believe we have a good relationship with this customer.

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

RESULTS OF OPERATIONS

Six months ended December 31, 2007 and 2006

The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our subsidiary.

For the three months ended December 31, 2007, revenues increased to $1,706,899 from $1,305,815 for the same period ended in 2006, an increase of $116,615 or 17%.

Cost of revenue and services delivery increased by $285,023 for the six months ended December 31, 2007 as compared with the same period ending in 2006.  Cost of revenue and services delivery for the six months ended December 31, 2007 was $1,348,296 as compared to $1,063,273 for the same period ended in 2006, an increase of 21%.

Total operating expenses increased by $2,661,717 from $414,505 for the six months ended December 31, 2006 to $3,076,222 for the same period ending in 2007.  The increase in operating expenses was principally attributable consulting fees totaling $2,850,000 accrued to consultants.

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

Net loss increased from a net loss of $185,018 for the six months ended December 31, 2006 to a net loss of $2,725,734 for the six months ended December 31, 2007.

The Company has fully reserved its potential deferred tax asset in each period presented by the recording of a valuation reserve in that period.  Therefore, the Company has not reported an income tax benefit during the six months ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2007, net cash used in operating activities was $10,748 and net cash provided by financing activities was $134,009. There was no cash provided by or used in investing activities.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2007, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers.  In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders.  There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company.  In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

SMART-TEK SOLUTIONS INC.

Date:  February 14, 2008

 By: /s/ Perry Law

       -----------------------------------

        Perry Law

        Chief Executive Officer