Form 10QSB
period 2008-03-31
Smart-tek Solutions Inc
filed 2008-05-20
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401, Reno, NV 89502
(Address of principal executive offices)

604.628.8161
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 7, 2008, there were 92,253,016 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Smart-tek Solutions Inc.
Nine Months Ended March 31, 2008 and 2007

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at March 31, 2008 (Unaudited) and June 30, 2007

	March 31,	June 30,
	2008	2007
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$48,710	$47,019
Accounts receivable	783,868	716,853
Contract retention receivable	246,681	186,096
Cost of uncompleted contracts in excess of billings	58,468	49,920
Prepaid expenses and deposits	6,850	1,952
Total current assets	1,144,577	1,001,840

Equipment, net of accumulated depreciation	3,848	7,805

Goodwill	451,311	451,311

	$1,599,736	$1,460,956

Liabilities
Current liabilities
Bank overdraft	$187,862	$148,175
Accounts payable and accrued liabilities	1,083,561	967,465
Bonus payable	-	169,268
Billings on uncompleted contracts
in excess of costs and estimated revenues	289,912	485,089
Deferred revenue	10,911	13,003
Shareholder loans	522,852	383,518
Amounts due to officers and directors	552,172	411,851
Related party debt	190,711	196,946

Total current liabilities	2,837,981	2,775,315

Shareholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at March 31, 2008 and June 30, 2007	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
92,253,016 issued and outstanding at March 31, 2008 and
73,253,016 issued and outstanding at June 30, 2007 respectively	92,253	73,253
Additional paid in capital	5,741,311	2,861,561
Accumulated other comprehensive loss	(122,197)	(103,709)
Accumulated deficit	(6,949,612)	(4,145,464)
Total shareholders’ deficiency	(1,238,245)	(1,314,359)

	$1,599,736	$1,460,956

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Contract revenue	$2,727,884	$1,757,554
Services revenue	103,438	101,017
Other revenue	3,918	(3,176)
Total revenue	2,835,240	1,855,395
Cost of revenue and service delivery	2,274,407	1,510,081
Gross profit	560,833	345,314
Selling, general and administrative expenses	3,304,089	519,144
Operating loss	(2,743,256)	(173,830)
Other expense
Interest	(60,892)	(26,101)
Net loss	(2,804,148)	(199,931)
Currency translation adjustment	(18,488)	23,224
Comprehensive loss	$(2,822,636)	$(176,707)
Loss per share, basic and diluted	$(0.03)	$(0.00)
Weighted average shares outstanding,
basic and diluted	85,136,652	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Contract revenue	$1,068,680	$518,818
Services revenue	58,381	34,658
Other revenue	1,279	(3,897)
Total revenue	1,128,340	549,579
Cost of revenue and service delivery	926,111	446,808
Gross profit	202,229	102,771
Selling, general and administrative expenses	227,867	104,635
Operating loss	(25,638)	(1,864)
Other expense
Interest	(52,778)	(13,049)
Net loss	(78,416)	(14,913)
Currency translation adjustment	7,515	(6,683)
Comprehensive loss	$(70,901)	$(21,596)
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding,
basic and diluted	85,136,652	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Shareholders’ Deficiency
Nine months ended March 31, 2008
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – July 1, 2007	73,253,016	$73,253	$2,861,561	$(103,709)	$(4,145,464)	$(1,314,359)

Fair Value Options issued to	-	-	48,750	-	-	48,750
employees

Shares issued for consulting	19,000,000	19,000	2,831,000	-	-	2,850,000

Net Loss	-	-	-	-	(2,804,148)	(2,804,148)

Currency translation	-	-	-	(18,488)	-	(18,488)
adjustment

Balance – March 31, 2008	92,253,016	$92,253	$5,741,311	$(122,197)	$(6,949,612)	$(1,238,245)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Nine months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Operating activities

Net loss	$(2,804,148)	$(199,931)
Adjustments to reconcile net loss to net cash used in
operating activities

Depreciation and amortization	3,957	5,982
Amortization of deferred compensation	48,750	48,750
Common stock issued for consulting fees	2,850,000	-

Changes in operating assets and liabilities
Accounts receivable	(67,015)	48,094
Contract retention receivable	(60,585)	(38,226)
Costs of uncompleted contracts in excess of billings	(8,548)	(28,089)
Prepaid expenses and deposits	(4,898)	1,849
Accounts payable and accrued liabilities	116,096	(24,045)
Bonus payable	(169,268)	-
Billings on uncompleted contracts in excess of costs
and estimated revenues	(195,177)	16,930
Deferred revenue	(2,092)	2,762
Net cash used in operating activities	(292,928)	(165,924)

Financing activities
Proceeds from shareholders loan	140,321	70,495
Proceeds from officer and directors	139,334	30,000
Proceeds from (repayment) of related party debt	(6,235)	91,331
Net cash provided by financing activities	273,420	191,826

Effects of exchange rates on cash	(18,488)	10,561

Net increase (decrease) in cash	(37,996)	36,463

Cash (bank overdraft), beginning of period	(101,156)	(163,114)

Cash (bank overdraft), end of period	$(139,152)	$(126,651)

Supplemental cash flow information

Interest paid	$55,810	$26,101

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is no allowance for doubtful accounts as of March 31, 2008 and June 30, 2007.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
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
March 31, 2008
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
March 31, 2008
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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $48,750 was recognized as expense during the nine months ended March 31, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2008, the value of the unvested options was $48,750 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $8,241 for the nine months ended March 31, 2008.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,804,148 and cash flow from operations of $(292,928) during the nine months ended March 31, 2008, and had a working capital deficiency of $1,693,404 and a shareholders’ deficiency of $1,238,245. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 31, 2008
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

As of March 31, 2008 and June 30 2007, contract retention receivables were $246,681 and $186,096 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

4. Equipment

			March 31			June 30
		Accumulated	2008		Accumulated	2007
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$677	$222	$899	$608	$291
Office furniture & equipment	4,727	2,519	2,208	4,727	2,105	2,622
Leasehold improvements	15,617	14,738	879	15,617	11,432	4,185
Computer equipment under
capital lease	2,140	1,601	539	2,140	1,433	707

	$23,383	$19,535	$3,848	$23,383	$15,578	$7,805

5. Bank Overdraft

At March 31, 2008, bank overdrafts covered by a revolving line of credit were $121,775. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $121,775 ($125,000 CDN) and is secured by a shareholder guarantee and $48,710 ($50,000 CDN) in the form of a term deposit. As of March 31, 2008, the Company had written checks of $66,087 in excess of the operating line of credit.

6. Related Party Debt

	March 31, 2008	June 30, 2007
Unsecured loan from related party, (father of
Company President). Non-interest bearing, with
No fixed repayment terms	$190,711	$190,711

Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment
Due on demand	-	8,254

	$190,711	$198,965

7. Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis. The loans are non-interest bearing and are payable on demand. The total due to Xili USA under these borrowings aggregated $81,076 as at March 31, 2008 and June 30, 2007.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis. The loan is non-interest bearing and payable on demand. In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms.

At March 31, 2008, the Company borrowed $271,111 from a company controlled by the Company’s president. The loan is unsecured and bears 7.5% interest commencing in January 2008. The loan has no fixed terms of repayment.

At March 31, 2008, the above shareholder loans aggregated to $552,172.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

8. Income taxes

As of June 30, 2007, for Federal income tax purposes, the Company has approximately $3,639,480 in net operating loss carry forwards expiring through 2021. The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At March 31, 2008, STS had available federal net operating loss (NOL) carry forwards of approximately $6,438,545. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2008 and June 30, 2007 as follows:

	March 31,	June 30,
	2008	2007

Deferred tax asset, beginning	$1,338,862	$1,205,369
Benefit of current year’s operating loss carry forward	979,673	133,493
Deferred tax asset, ending	$2,318,535	$1,338,862

Valuation allowance, beginning	$(1,338,862)	$(1,205,369)
Current year’s provision	(979,673)	(133,493)
Valuation allowance, ending	$(2,318,535)	$(1,338,862)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

9. Common Stock

At March 31, 2008, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At March 31, 2008, there are 92,253,016 shares of Common Stock outstanding.

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
March 31, 2008
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

At March 31, 2008, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2007	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2008	1,300,000	$0.15

Additional information regarding options outstanding as of March 31, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.75	$ 0.15	523,611	$ 0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $48,750 was recognized as expense during the nine months ended March 31, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2008, the value of the unvested options was $48,750 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

10. Costs and Estimated Earnings on Uncompleted Contracts

	March 31,	June 30,
	2008	2007

Costs incurred on uncompleted contracts	$2,820,887	$735,430

Estimated earnings	1,594,808	390,444
	4,415,695	1,125,874

Less: Billings to Date	4,647,139	1,561,043

	$(231,444)	$(435,169)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	58,468	49,920
Billings on uncompleted contracts in excess of costs and	$(289,912)	$(485,089)
estimated revenues
	$(231,444)	$(435,169)

11. Related Party Transactions

During the nine months ended December 31, 2007, the Company’s wholly owned subsidiary paid $106,882 in management salaries to its president and vice president.

Amounts due to officers and directors were $522,852 as of March 31, 2008.

At March 31, 2008, the Company borrowed $271,111 from a company controlled by the Company’s president. The loan is unsecured and bears 7.5% interest commencing in January 2008. The loan has no fixed terms of repayment.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

12. Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles. The minimum payments required under these operating leases for each of the five years subsequent to March 31, 2008 are approximately as follows:

Year ending
June 30
2008	$19,808
2009	27,167
2010	8,614
2011	6,117
2012	1,529

13. Legal Proceedings

On April 28, 2006, the Company has filed a complaint in the Superior Court for the State of California, against RFID, Ltd., a publicly traded company on the Pink Sheets. The Complaint alleges causes of action against RFID, Ltd., for 1) Defamation Per Se; 2) Intentional Interference with Contractual Relations; 3) Intentional Interference with Prospective Economic Advantage and 4) Unfair Competition (Violation of the California Business & Professions Code section 17200). The Complaint alleges that RFID, Ltd., who described itself as a competitor of Smart-tek Solutions Inc., made a series of false and misleading representations about Smart-tek Solutions Inc. and its development of its RTAC-PM system. The Complaint filed by Smart-tek Solutions Inc. seeks monetary damages in excess of $10 million and equitable relief as a result of RFID, Ltd.’s conduct.

On May 9, 2006, the Company filed a Complaint in the District Court of Clark County, Nevada against the owners and operators of Stocklemon.com (“Stocklemon”). The Complaint alleges causes of action for (1) Defamation; (2) Intentional Interference with Contractual Relations; (3) Intentional Interference with Prospective Economic Advantage and (4) Violation of State Securities Laws. The Complaint alleges that Stocklemon made a series of provably false assertions of fact and other misleading statements concerning Smart-tek Solutions Inc.’s financial affairs and business activities. The Complaint further alleges that Stocklemon intentionally sought to damage Plaintiff’s value, contractual relationships and expectancies via the misrepresentations and misleading statements contained in a Stocklemon report issued on or about April 4, 2006. The Complaint further alleges that Stocklemon utilized the “Report” and the untrue statements of material fact contained therein to deliberately manipulate the market for personal gain.

The Complaint filed by Smart-tek Solutions Inc. seeks compensatory and punitive damages in excess of $100 million and equitable relief against Stocklemon. While the Company remains adamant that it was wronged and damaged by the Stocklemon report, the Company was not able to continue to afford the cost of legal actions and has temporarily suspended their legal efforts and its attorney’s have filed a petition to be removed as legal representatives of the Company in this complaint.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2008
(unaudited)

14. Concentrations of risk

At March 31, 2008, one customer accounted for 37% of trade accounts receivable.

For the nine months ended March 31, 2008, two significant customers accounted for 33% of revenue and the customers individually accounted for more than 10% of revenue.

For the nine months ended March 31, 2008, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the nine months ended March 31, 2008, three significant suppliers accounted for 35% of purchases.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include:

  risks related to the potential of delays in customer orders or the failure to retain customers;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to competition;
  risks related to tax attributes; and
  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Smart-Tek” mean Smart-tek Solutions Inc. and its subsidiaries, unless the context clearly requires otherwise.

General

Smart-tek Solutions Inc. specializes in the design and development of Radio Frequency Identification (RFID) integration, monitoring and tracking solutions to meet industry demands. Through our wholly owned subsidiary Smart-Tek Communications Inc. we operate in the business of design, sale, installation and service of security technology with electronic hardware and software products. Our projects range from residential and commercial developments to system upgrades and monitoring contracts. Customers include major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. Currently, 100% of the Company’s operations are in Canada. We have a sales and technical installation team with over 50 years of experience specializing in the design, sales, installation and service of CCTV, access control, intercom, security, structured cabling and wireless communication systems. While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity. Management’s plans to improve our financial condition are as follows:

  Continued growth of Smart-tek Communications Inc.’ business activities in the security technology industry in the Greater Vancouver Area;

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

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our subsidiary’s business to fund the continuation of our consolidated business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended March 31, 2008 which are included herein. The results of operations reflected in this discussion include the operations of Smart-tek Communications, Inc., our wholly owned subsidiary.

Three and Nine Month Summary

Our operating results for the three month period ended March 31, 2008 and for the nine month period ended March 31, 2008 are summarized as follows:

			Percentage			Percentage
	Three Months Ended		Increase/	Nine Months Ended		Increase/
	March 31		(Decrease)	March 31		(Decrease)
	2008	2007		2008	2007
Revenue	$1,128,340	$549,579	105.3%	$2,835,240	$1,855,395	52.8%
Expenses	$1,153,978	$551,443	109.3%	$5,578,496	$2,029,225	174.9%
Interest expense	$52,778	$13,049	304.5%	$60,892	$26,101	133.3%
Net Loss	($78,416)	($14,913)	425.8%	($2,804,148)	($199,931)	1,302.6%

Revenues

The 52.8% increase in revenues for the nine months ended March 31, 2008 is primarily attributable to an increase in our subsidiaries' security and technology business.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Selling, general and
administrative expenses	$227,867	$104,635	$3,304,089	$519,144
Cost of revenue and service
delivery	$926,111	$446,808	$2,274,407	$1,510,081
Interest expense	$52,778	$13,049	$60,892	$26,101
Total Expenses	$1,206,756	$564,492	$5,639,388	$2,055,326

General and Administrative Expenses

The 536% increase in our general and administrative expenses for the nine month period ended March 31, 2008 from the comparative period in 2007 was primarily due to: (i) increased software development expenses and associated consulting costs relating to the development of RFID software; (ii) increased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) increased stock compensation expenses due to vesting of stock options issued to employees and consultants.

Working Capital

		Three Months Ended March 31, 2008	Year Ended June 30, 2007
Current Assets	$	$ 1,144,577	$1,001,840
Current Liabilities		2,837,981	2,775,315
Working Capital Deficiency		(1,693,404)	(1,773,475)

Cash Flows

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Cash used in Operating Activities	$(292,928)	$(165,924)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	273,420	191,826
Net increase (decrease) in Cash	(37,996)	36,463

We had cash on hand of $48,710 and a working capital deficit of $(1,693,404) as of March 31, 2008 compared to cash on hand of $47,019 and working capital of $(1,773,475) for the year ended June 30, 2007. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $292,928 during the nine months ended March 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided by investing activities during the nine months ended March 31, 2008.

Cash from Financing Activities

We generated cash of $273,420 from financing activities during the nine months ended March 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,804,148 and cash flow from operations of $(292,928) during the nine months ended March 31, 2008, and had a working capital deficiency of $1,693,404 and a shareholders’ deficiency of $1,238,245. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

The Company’s short term plan is to continue to ask its officers to defer payment of salaries, utilize its common stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders. We have obtained our required cash resources principally through loans from shareholders and our sole executive officer. While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity.

Management’s plans to improve our financial condition are as follows:

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $48,750 was recognized as expense during the nine months ended March 31, 2008. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2008, the value of the unvested options was $48,750 which will be amortized in future periods as the options vest.

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2008, our accumulated deficit was $(6,949,612). We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successful obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

  Diversion of management’s attention;
  Failure to retain key acquired personnel; and
  Risks associated with unanticipated events, circumstances or legal liabilities.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

  Curtail our operations significantly
  Sell significant assets
  Seek arrangements with strategic partners or other parties that may require us to relinquish rights to products, technologies or market, or
  Explore other strategic alternatives, including a merger or sale.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitably expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our operating results include:

  Market acceptance of and changes in demand for our products and services;
  Gain or loss of clients or strategic relationships;
  Announcement or introduction of new services and products by us or by our customers;
  Our ability to build brand recognition;
  Timing of customer sales;
  Price competition;
  Our ability to upgrade and develop systems and infrastructure to accommodate growth;
  Our ability to attract and integrate new personnel in a timely and effective manner;
  General economic conditions, including economic conditions specific to the construction security services industries;
  Real estate development market in the Greater Vancouver Area; and
  The market for RFID tracking systems within the animal agriculture industry.

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

At March 31, 2008, we had available federal net operating loss (NOL) carry-forwards of approximately $6,438,545. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On April 28, 2006, we filed a complaint in the Superior Court for the State of California, against RFID, Ltd., a publicly traded company on the Pink Sheets. The Complaint alleges causes of action against RFID, Ltd., for 1) Defamation Per Se; 2) Intentional Interference with Contractual Relations; 3) Intentional Interference with Prospective Economic Advantage and 4) Unfair Competition (Violation of the California Business & Professions Code section 17200). The Complaint alleges that RFID, Ltd., who described itself as a competitor of Smart-tek Solutions Inc., made a series of false and misleading representations about Smart-tek Solutions Inc. and its development of its RTAC-PM system. The Complaint filed by Smart-tek Solutions Inc. seeks monetary damages in excess of $10,000,000 and equitable relief as a result of RFID, Ltd.’s conduct.

In November, 2006, we dismissed the lawsuit against RFID, Ltd in order to continue our focus on our operations. In November 2006, RFID issued a press release to redact its statements against Smart-tek Solutions Inc.

On May 9, 2006, we filed a Complaint in the District Court of Clark County, Nevada against the owners and operators of Stocklemon.com (“Stocklemon”). The Complaint alleges causes of action for (1) Defamation; (2) Intentional Interference with Contractual Relations; (3) Intentional Interference with Prospective Economic Advantage and (4) Violation of State Securities Laws. The Complaint alleges that Stocklemon made a series of provably false assertions of fact and other misleading statements concerning Smart-tek Solutions Inc.’s financial affairs and business activities. The Complaint further alleges that Stocklemon intentionally sought to damage Plaintiff’s value, contractual relationships and expectancies via the misrepresentations and misleading statements contained in a Stocklemon report issued on or about April 4, 2006. The Complaint further alleges that Stocklemon utilized the “Report” and the untrue statements of material fact contained therein to deliberately manipulate the market for personal gain. The Complaint filed by our company seeks compensatory and punitive damages in excess of $100,000,000 and equitable relief against Stocklemon. While our company remains adamant that it was wronged and damaged by the Stocklemon report, our company was not able to continue to afford the cost of legal actions and has temporarily suspended their legal efforts and our attorney’s have filed a petition to be removed as legal representatives of our company in this complaint.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/s/ Perry Law
Perry Law
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 20, 2008