Form 10KSB
period 2008-06-30
Smart-tek Solutions Inc
filed 2008-10-15
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-29895

SMART-TEK SOLUTIONS INC.
(Name of small business issuer in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401
Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.628.8161

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State issuer’s revenues for its most recent fiscal year. $3,765,247

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,292,654 based on a price of $0.05 per share, being the average of the bid and ask prices of the issuer on the Over-the-Counter Bulletin Board on June 30, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 111,812,971 shares of common stock as of October 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities
Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED FEBRUARY 29, 2008

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Smart-Tek” mean Smart-Tek Solutions Inc. and its subsidiaries, unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Background

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

Corporate History

Our company was incorporated in the State of Nevada on March 22, 1995 under the name “Royce Biomedical Inc.”. In July, 2005, we changed our name from “Royce Biomedical Inc.” to “Smart-Tek Solutions Inc.” The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. Our common stock is quoted on the OTC Bulletin Board under the symbol “STTK”.

Products and Services

Through our wholly-owned subsidiary, Smart-tek Communication (“SCI”), we specialize in the design, sale, installation and service of the latest and most sophisticated security technology available. SCI is a market leader in the provision and installation of security technology in the Greater Vancouver Area. Valued customers for SCI’s products and services include major land developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities.

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

Marketing Strategy

The Company relies on current relationships as their primary means of marketing their security technology products and services in the Greater Vancouver Area. Since 1997, the Company has been successful in developing its security business in this market and nurturing its relationships with Real Estate Developers and contractors. We hope to leverage our relationships as well as our reputation to be able to provide some of the security solutions that are required to make the project a safe one for all.

The Company has adopted a different marketing strategy for marketing its RFID system. We began by arranging for meetings in third world countries that were affected by the H5N1 virus. After many visits and meetings with various levels of governments and businesses wanting to act as agents and distributors for our products, it became apparent that while there was a tremendous need for a tracking and monitoring system such as ours to help in the fight against the Bird Flu, there was a lack of financial resources and financial aid for these countries to implement a system such as ours.

We are now looking to implement the RFID system in the United States and are in advanced negotiations with a start-up cattle farmer located in New Mexico. The farm will be used as the Company’s beta site to perfect its software and hardware. It is believed that with the input from the cattle farmer, we will be able to leverage our relationship to further market our product with other farmers in the southwestern United States. Our system is designed to be adapted by other types of animal producing farms, such as poultry or pork.

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

The safety of the world’s food chain supply is gaining increased exposure with the outbreaks of the H5N1 (Bird Flu) virus and Hoof and Mouth Disease. There is an increase in demand for systems that provide data to officials on the potential sources of these outbreaks to limit the devastating impact viruses such as these can have on economies as well as the health of humans who are exposed to these potentially deadly diseases.

The US livestock market is extremely important to the North American food chain. The protection of it has created a niche market for technology solutions to provide more sophisticated tracking capabilities along with data that is important in containing communicable diseases that can spread rapidly and result in widespread economic losses.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2008 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2007	$7,111,213
New Contracts	$4,221,073
Less: Contract revenue earned from July 1, 2007 to June 30, 2008	$3,648,349
Balance at June 30, 2008	$7,683,937

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

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

We do not maintain an executive office but rather utilize the facilities, when required, of our operating subsidiary located at #10-11720 Voyageur Way, Richmond, BC, Canada, V6X 3G9. The office leased by our subsidiary is approximately 2,000 square feet and is on a two year term with a payment of approximately $1,800 per month. We utilize a mail service for our corporate correspondence at 3702 South Virginia Street, Unit G12-401, Reno, Nevada, 89502.

ITEM 3. LEGAL PROCEEDINGS.

The Company is presently in arbitration with its former legal counsel with respect to an outstanding legal bill in the amount of approximately $263,000 respecting certain small claims matters handled by the former counsel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “STTK.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since May 15, 1998. The following quotations obtained from the Over-The-Counter Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Fiscal Quarter Ended	High	Low
2008
4th Quarter April 1, 2008 – June 30, 2008	$0.095	$0.016
3rd Quarter January 1, 2008 – March 31, 2008	$0.1	$0.015
2nd Quarter October 1, 2007 – December 31, 2007	$0.19	$0.07
1st Quarter July 1, 2007 – September 30, 2007	$0.195	$0.15
2007
4th Quarter April 1, 2007 – June 30, 2007	$0.21	$0.15
3rd Quarter January 1, 2007 – March 31, 2007	$0.23	$0.18
2nd Quarter October 1, 2006 – December 31, 2006	$0.299	$0.186
1st Quarter July 1, 2006 – September 30, 2006	$0.247	$0.165

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209 USA; telephone number 303.282.4800; facsimile: 303.777.3094.

Holders of our Common Stock

As of October 10, 2008, there were 385 total registered shareholders holding 111,812,971 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended June 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	1,300,000	$0.15	23,700,000

2005 Stock Incentive Plan

The following description applies to the stock incentive plan that was adopted on May 27, 2005. 1,300,000 options have been granted under this plan as of the date of this Annual Report.

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

Officers (including officers who are members of the board of directors), directors and other employees and consultants of the Company and its subsidiaries will be eligible to receive options under the stock incentive plan. The committee will administer the stock incentive plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock incentive plan.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Year Ended June 30, 2008 Summary

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2008 which are included herein. The results of operations reflected in this discussion include the operations of Smart-Tek Communications, Inc., our wholly owned subsidiary.

	June 30, 2008	June 30, 2007	Percentage
			Increase/
			(Decrease)
Revenue	$3,765,247	$2,595,357	45.1%
Expenses	3,833,493	1,051,183	264.7%
Interest Expense	(62,272)	(23,042)	170.3%
Net Loss	$3,059,628	$381,409	702.2%

Revenue

As at June 30, 2008, we generated $3,765,247 in revenue. The increase in revenues for the year ended June 30, 2008 is primarily attributable to an increase in our subsidiaries’ security and technology business. For the year ended June 30, 2008, two significant customers accounted for 30% of revenue and the customers individually accounted for more than 10% of revenue, also 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers during the year. For the year ended June 30, 2008, three significant suppliers accounted for 41% of purchases.

Expenses

Our expenses for the years ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2008	June 30, 2007	Increase/
			(Decrease)
Selling, general and administrative expenses	$3,833,493	$1,051,183	264.7%
Cost of revenues and service delivery	2,929,110	1,902,541	53.9%
Interest expense	(62,272)	(23,042)	170.3%
Total expenses	$6,700,331	$2,930,682	128.6%

General and Administrative Expenses

The increase in our general and administrative expenses for the year ended June 30, 2008 from the comparative period in 2007 was primarily due to: (i) increased software development expenses and associated consulting costs relating to the development of RFID software; (ii) increased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) increased consulting expenses associated with the development of our subsidiaries business.

Line of Credit

At June 30, 2008, bank overdrafts covered by a revolving line of credit were $122,588. The revolving line of credit agreement is between the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $122,588 ($125,000 CDN) and is secured by a shareholder guarantee and $51,245 ($52,253 CDN) in the form of a term deposit. As of June 30, 2008, the Company had written checks of $34,604 in excess of the operating line of credit.

Liquidity and Financial Condition

Working Capital

	At June 30, 2008	At June 30, 2007	Percentage
			Increase/
			(Decrease)
Current assets	$928,662	$1,001,840	(7.3)%
Current liabilities	2,174,968	2,775,315	(21.6)%
Working capital (deficiency)	$(1,246,306)	$(1,773,475)	(29.7)%

Cash Flows

	Year Ended
	June 30,	June 30,	Percentage
	2008	2007	Increase/
			(Decrease)
Cash flows used in operating activities	$(173,564)	$(325,111)	(46.6)%
Cash flows used in investing activities	(17,859)	670	(2,756.5)%
Cash flows provided by financing activities	195,649	321,991	(39.2)%
Increase (decrease) in cash during period	$4,226	$(2,450)	(272.5)%

We had cash on hand of $51,245 and a working capital deficit of $(1,246,306) as of June 30, 2008 compared to cash on hand of $47,019 and working capital of $(1,773,475) for the year ended June 30, 2007. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(173,564) during the year ended June 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided by investing activities during the year ended June 30, 2008.

Cash from Financing Activities

We generated cash of $195,649 from financing activities during the year ended June 30, 2008.

Shareholder Loans/Debt Settlement

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis. The loan is non-interest bearing and payable on demand. In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms. During the year ended June 30, 2008, the Company issued stock in a shares for debt transaction. At June 30, 2008 there is $Nil outstanding to this shareholder.

At June 23, 2008, the Company had borrowed $271,512 from a company controlled by the Company’s president. The loan is unsecured and bears 7.5% interest commencing in January 2008. The loan has no fixed terms of repayment. During the year ended June 30, 2008, the Company issued an aggregate of 7,746,032 shares to this creditor in consideration of the settlement of unsecured loans in the amount of $271,111. At June 30, 2008 the balance of the unsecured loan was $401. At June 30, 2008, the above shareholder loans aggregated to $81,477.On June 23, 2008 the Company entered into Debt Settlement Agreements with five creditors. Pursuant to the terms of the Debt Settlement Agreements, the Company issued an aggregate of 19,559,955 shares to the creditors in consideration of the settlement of unsecured loans in the amount of $684,598.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,059,625 and cash flow from operations of $(173,564) during the year ended June 30, 2008, and had a working capital deficiency of $1,246,306 and a shareholders’ deficiency of $(792,248). These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2009 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its audited condensed consolidated financial statements as at and for the period ended June 30, 2008, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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
  We believe that our RFID tracking and monitoring software developed for the agriculture industry will be rolled out into the United States during the next 12 months, subject to additional financing;
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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2008. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2008, the value of the unvested options was $32,500 which will be amortized in future periods as the options vest.

RISKS AND UNCERTAINTIES

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2008, our accumulated deficit was $(7,205,092). We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successful obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its audited condensed consolidated financial statements as at and for the period ended June 30, 2008, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

We may have difficulty managing growth.

Our development has required and is expected to continue to require, the full utilization of our management, financial and other resources, which to date has had limited working capital. Managing our growth will depend upon our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage eSection 16(a)xecutive staff and employees. We may not be able to efficiently scale our operations, and this failure to effectively manage growth may have a materially adverse effect on our operating results and financial condition.

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

At June 30, 2008, we had available federal net operating loss (NOL) carry-forwards of approximately $3,639,480. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of our available NOL carry-forwards to reduce future taxable income.

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

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
       Smart-Tek Solutions, Inc. (formerly Royce Biomedical Inc.)

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of June 30, 2008 and 2007, and the results of their operations and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,059,625 and a negative cash flow from operations of $173,564 during the year ended June 30, 2008. and a working capital deficiency of $1,246,306 and a stockholders’ deficiency of $792,248 at June 30, 2008. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Kinross Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
October 10, 2008

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As of June 30, 2008 and 2007

	June 30,	June 30,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$51,245	$47,019
Accounts receivable	597,539	716,853
Contract retention receivable	226,722	186,096
Cost of uncompleted contracts in excess of billings	51,587	49,920
Prepaid expenses and deposits	1,569	1,952
Total current assets	928,662	1,001,840

Equipment, net of accumulated depreciation	2,747	7,805

Goodwill	451,311	451,311

	$1,382,720	$1,460,956

Liabilities
Current liabilities
Bank overdraft	$87,984	$148,175
Accounts payable and accrued liabilities	979,694	967,465
Bonus payable	253,021	169,268
Billings on uncompleted contracts
in excess of costs and estimated revenues	254,254	485,089
Deferred revenue	13,667	13,003
Shareholder loans	81,477	383,518
Amounts due to officers and directors	504,871	411,851
Related party debt	-	196,946

Total current liabilities	2,174,968	2,775,315

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at June 30, 2008 and June 30, 2007	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
111,812,971 issued and outstanding at June 30, 2008 and
73,253,016 issued and outstanding at June 30, 2007 respectively	111,813	73,253
Additional paid in capital	6,422,599	2,861,561
Accumulated other comprehensive loss	(121,568)	(103,709)
Accumulated deficit	(7,205,092)	(4,145,464)
Total stockholders’ deficiency	(792,248)	(1,314,359)

	$1,382,720	$1,460,956

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30, 2008 and 2007

	2008	2007

Revenue
Contract revenue	$3,610,980	$2,466,122
Services revenue	147,624	125,717
Other revenue	6,643	3,518
Total revenue	3,765,247	2,595,357

Cost of revenue and service delivery	2,929,110	1,902,541

Gross profit	836,137	692,816

Selling, general and administrative expenses	3,833,493	1,051,183

Operating loss	(2,997,356)	(358,367)

Other expense
Interest	(62,272)	(23,042)

Net loss	(3,059,628)	(381,409)

Currency translation adjustment	(17,859)	(38,279)

Comprehensive loss	$(3,077,487)	$(419,688)

Loss per share, basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding,
basic and diluted	87,333,561	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the years ended June 30, 2008 and 2007

	Common Stock
				Accumulated
			Additional	Other
			paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2006	73,253,016	$73,253	$2,796,561	$(65,430)	$(3,764,055)	$(959,671)

Fair value of options issued
to employees	-	-	65,000	-	-	65,000

Net loss	-	-	-	-	(381,409)	(381,409)

Currency translation
adjustment	-	-	-	(38,279)	-	(38,279)

Balance – June 30, 2007	73,253,016	$73,253	$2,861,561	$(103,709)	$(4,145,464)	$(1,314,359)

Fair Value Options issued to
employees	-	-	65,000	-	-	65,000

Shares issued for consulting
services	19,000,000	19,000	2,831,000	-	-	2,850,000

Shares issued for settlement
of debt	19,559,955	19,560	665,038	-	-	684,598

Net Loss	-	-	-	-	(3,059,628)	(3,059,628)

Currency translation
adjustment	-	-	-	(17,859)	-	(17,859)

Balance – June 30, 2008	111,812,971	$111,813	$6,422,599	$(121,568)	$(7,205,092)	$(792,248)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
For the years ended June 30, 2008 and 2007

	2008	2007

Operating activities

Net loss	$(3,059,628)	$(381,409)
Adjustments to reconcile net loss to net cash used in
operating activities

Depreciation and amortization	5,058	8,037
Amortization of deferred compensation	65,000	65,000
Common stock issued for consulting fees	2,850,000	-

Changes in operating assets and liabilities
Accounts receivable	119,314	(21,843)
Contract retention receivable	(40,626)	(80,094)
Costs of uncompleted contracts in excess of billings	(1,667)	(42,671)
Prepaid expenses and deposits	383	3,049
Accounts payable and accrued liabilities	35,020	97,979
Bonus payable	83,753	-
Billings on uncompleted contracts in excess of costs
and estimated revenues	(230,835)	31,054
Deferred revenue	664	(4,213)
Net cash used in operating activities	(173,564)	(325,111)

Financing activities
(Decrease) Increase in bank overdraft, net	(60,191)	(66,906)
Proceeds from shareholders loan	140,722	231,756
Proceeds from officer and directors	121,353	3,526
Proceeds from (repayment) of related party debt	(6,235)	153,615
Net cash provided by financing activities	195,649	321,991

Effects of exchange rates on cash	(17,859)	670

Net increase (decrease) in cash	4,226	(2,450)

Cash, beginning of period	47,019	49,469

Cash, end of period	$51,245	$47,019

Supplemental cash flow information

Interest paid	$62,272	$23,042

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of June 30, 2008 of $8,890 (2007 – Nil).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

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
June 30, 2008

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
June 30, 2008

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2008, the value of the unvested options was $32,500 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $9,095 for the year ended June 30, 2008.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

Recent accounting pronouncements continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,059,625 and cash flow from operations of $(173,564) during the year ended June 30, 2008, and had a working capital deficiency of $1,246,306 and a stockholders’ deficiency of $792,248. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2008

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

As of June 30, 2008 and June 30 2007, contract retention receivables were $226,722 and $186,096 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

4.          Equipment

			June 30			June 30
		Accumulated	2008		Accumulated	2007
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$706	$193	$899	$608	$291
Office furniture & equipment	4,727	2,657	2,070	4,727	2,105	2,622
Leasehold improvements	15,617	15,617	-	15,617	11,432	4,185
Computer equipment under
capital lease	2,140	1,656	484	2,140	1,433	707

	$23,383	$20,636	$2,747	$23,383	$15,578	$7,805

5.          Bank Overdraft

At June 30, 2008, bank overdrafts covered by a revolving line of credit were $122,588. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $122,588 ($125,000 CDN) and is secured by a shareholder guarantee and $51,245 ($52,253 CDN) in the form of a term deposit. As of June 30, 2008, the Company had written checks of $34,604 in excess of the operating line of credit.

6.          Related Party Debt

	June 30, 2008	June 30, 2007
Unsecured loan from related party, (father of
Company President). Non-interest bearing, with
No fixed repayment terms	$-	$190,711

Various related party loans, unsecured, non-interest
Bearing advances with no fixed terms of repayment
Due on demand	-	8,254

	$-	$198,965

7.          Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis. The loans are non-interest bearing and are payable on demand. The total due to Xili USA under these borrowings aggregated $81,076 as at March 31, 2008 and June 30, 2007.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis. The loan is non-interest bearing and payable on demand. In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms. During the year ended June 30, 2008, the Company issued stock in a shares for debt transaction (Note 9). At June 30, 2008 there is $Nil outstanding to this shareholder.

At June 23, 2008, the Company had borrowed $271,512 from a company controlled by the Company’s president. The loan is unsecured and bears 7.5% interest commencing in January 2008. The loan has no fixed terms of repayment. During the year ended June 30, 2008, the Company issued an aggregate of 7,746,032 shares to this creditor in consideration of the settlement of unsecured loans in the amount of $271,111. At June 30, 2008 the balance of the unsecured loan was $401

At June 30, 2008, the above shareholder loans aggregated to $81,477.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

8.          Income taxes

As of June 30, 2008, for Federal income tax purposes, the Company has approximately $3,639,480 in net operating loss carry forwards expiring through 2021. The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At June 30, 2008, STS had available federal net operating loss (NOL) carry forwards of approximately $3,639,480. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2008 and June 30, 2007 as follows:

	June 30,	June 30,
	2008	2007

Deferred tax asset, beginning	$1,338,862	$1,205,369
Benefit of current year’s operating loss carry forward	1,070,870	133,493
Deferred tax asset, ending	$2,409,732	$1,338,862

Valuation allowance, beginning	$(1,338,862)	$(1,205,369)
Current year’s provision	(1,070,870)	(133,493)
Valuation allowance, ending	$(2,409,732)	$(1,338,862)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

9.          Common Stock

At June 30, 2008, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2008, there are 111,812,971 shares of common stock outstanding.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

9.          Common Stock continued

On June 23, 2008 the Company entered into Debt Settlement Agreements with five creditors. Pursuant to the terms of the Debt Settlement Agreements, the Company issued an aggregate of 19,559,955 shares to the creditors in consideration of the settlement of unsecured loans in the amount of $684,598.

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
June 30, 2008

9.          Common Stock continued

2005 Stock Incentive Plan continued

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

At June 30, 2008, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2007	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at June 30, 2008	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.75	$ 0.15	523,611	$ 0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $65,000 was recognized as expense during the year ended June 30, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2008, the value of the unvested options was $32,500 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

10.        Costs and Estimated Earnings on Uncompleted Contracts

	June 30,	June 30,
	2008	2007

Costs incurred on uncompleted contracts	$1,520,914	$735,430

Estimated earnings	1,013,756	390,444
	2,534,670	1,125,874

Less: Billings to Date	(2,737,337)	(1,561,043)

	$(202,667)	$(435,169)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	51,587	49,920
Billings on uncompleted contracts in excess of costs and	$(254,254)	$(485,089)
estimated revenues
	$(202,667)	$(435,169)

11.        Related Party Transactions

During the year ended June 30, 2008, the Company’s wholly owned subsidiary paid $470,978 in management salaries to its President and Vice president which included bonuses of $253,021. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $504,871 as of June 30, 2008.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

12.        Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles. The minimum payments required under these operating leases for each of the five years subsequent to June 30, 2008 are approximately as follows:

Year ending
June 30
2009	$27,348
2010	8,672
2011	6,158
2012	1,539

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2008

14.        Concentrations of risk

At June 30, 2008, two customers accounted for 30% of trade accounts receivable.

For the year ended June 30, 2008, two significant customers accounted for 30% of revenue and the customers individually accounted for more than 10% of revenue.

For the year ended June 30, 2008, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the year ended June 30, 2008, three significant suppliers accounted for 41% of purchases.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

A.           Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-KSB, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B.            Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

C.            Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at October 10, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Perry Law	President, Secretary, Treasurer and a Director Chief Executive Officer and Chief Financial Officer	46	September 30, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Perry Law is the founder of our subsidiary, Smart-Tek Communications Inc. and has been its Chief Executive officer since 1997. Mr. Law has over sixteen years experience in the security/surveillance systems industry and has played a central role in introducing and implementing technological changes in the local/regional security industry. Mr. Law has held numerous executive management positions in both private and public companies and is very active in charitable causes.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

On October 14, 2008 we adopted an amended and restated code of ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with the exception that Perry Law, our sole executive officer and director was two days late on filing a Form 4 for a transaction during the year.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended June 30, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Perry Law(1) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	2008 2007	147,000 141,057	136,378 87,546	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	283,378 228,603

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Stephen Platt(2) Vice President of Smart-Tek Communication s Inc.	2008 2007	147,000 141,057	111,581 71,629	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	258,581 212,686

(1)

Mr. Perry Law has been the President and CEO of Smart-tek Communications Inc. since its inception. Smart-tek Communications is the wholly-owned subsidiary of Smart-tek Solutions. Mr. Law was appointed President and CEO of Smart-tek Solutions on September 14, 2006 effective September 30, 2006.

(2)	Stephen Platt is the Vice-President of Smart-tek Communications Inc., our wholly owned subsidiary.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information as to our equity compensation plan

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of June 30, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Perry Law President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	650,000	--	650,000	$0.15	April 30, 2010

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Stephen Platt Vice President of Smart-Tek Communications Inc.	650,000	--	650,000	$0.15	April 30, 2010

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

Aggregated Options Exercised in the Year Ended June 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2008.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Perry Law(2)	-	-	-	-	-	-

Notes:

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.
(2)	Perry Law, our President and CEO, did not receive compensation in his capacity as a member of the Board of Directors. His executive compensation is described in the Executive Compensation table above.

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

Other than as described below, we presently do not have any employment or compensation arrangements with our officers and directors.

On April 23, 2005, we entered into an employment agreement with Perry Law, pursuant to which Mr. Law agreed to serve as President of the Company’s wholly-owned subsidiary, Smart-Tek Communications, Inc, effective April 23, 2005. The Employment Agreement has an initial term of five (5) years but provides for automatic extensions for additional one (1) year terms. The agreement provides for a minimum base salary of CDN$150,000, plus such other amounts, if any, as the Board of Directors of the Company may from time to time determine. In addition, Mr. Law is eligible for an annual incentive bonus at the discretion of the board. Pursuant to the terms of the employment agreement, Mr. Law also received options to purchase 650,000 shares of the Company's common stock (vesting in equal quarterly amounts over a three year term) at an exercise price of $0.15 as well as certain severance benefits.

On April 23, 2005, we entered into an employment agreement with Stephen Platt, pursuant to which Mr. Platt agreed to serve as Vice-President of the Company’s wholly-owned subsidiary, Smart-Tek Communications, Inc, effective April 23, 2005. The Employment Agreement has an initial term of five (5) years but provides for automatic extensions for additional one (1) year terms. The agreement provides for a minimum base salary of CDN$150,000, plus such other amounts, if any, as the Board of Directors of the Company may from time to time determine. In addition, Mr. Platt is eligible for an annual incentive bonus in the discretion of the board. Pursuant to the terms of the employment agreement, Mr. Platt also received options to purchase 650,000 shares of the Company's common stock (vesting in equal quarterly amounts over a three year term) an exercise price of $0.15 as well as certain severance benefits.

During the year ended June 30, 2008, the Company’s wholly owned subsidiary paid $470,978 in management salaries to its President and Vice president which included bonuses of $253,021. Such costs have been reflected in the accompanying statement of operations. Amounts due to officers and directors were $504,871 as of June 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 10, 2008, there were 111,812,971 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1)
Common Stock	Perry Law Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	8,204,241	7.3%
Common Stock	Directors and Officers as a group (1)	8,204,241	7.3%
5% Stockholders
Common Stock	Global Software Consulting Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	6,500,000	5.8%
Common Stock	Perry Law(2) Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	8,204,241	7.3%
Common Stock	Essex Property Management Ltd. Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	9,000,000	8%
Common Stock	P5 Holdings Ltd.(2) Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	8,203,241	7.3%
Common Stock	Donald Gee Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	10,000,000	8.9%
Common Stock	GEV 2000 KFT Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	5,713,857	5.1%
Common Stock	International Business Strategy Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	7,000,000	6.3%

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 111,812,971 shares of common stock issued and outstanding as of October 10, 2008.

(2)

On June 23, 2008, the Company entered into Debt Settlement Agreements with Perry Law and P5 Holdings Ltd. Perry Law holds all of the voting securities of P5 Holdings Ltd. Pursuant to the terms of the Debt Settlement Agreements, the Company issued an aggregate of 8,203,241 shares to Mr. Law and P5 Holdings Ltd. The shares were issued as consideration of the settlement of unsecured loans in the amount of $287,113.45 owed to Mr. Law and P5 Holdings Ltd. by the Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, none of the following parties has, since commencement of our fiscal year ended June 30, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended June 30, 2008, the Company’s wholly owned subsidiary paid $470,978 in management salaries to its President and Vice president which included bonuses of $253,021. Such costs have been reflected in the accompanying statement of operations. Amounts due to officers and directors were $504,871 as of June 30, 2008.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. We have determined that Mr. Perry Law is not an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

Not Applicable.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
14.1*	Amended and Restated Code of Ethics
21.1	Sole Subsidiary of Smart-Tek Solutions Inc. - Smart-Tek Communications Inc., a British Columbia Corporation
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2008 and for fiscal year ended June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2008	June 30, 2007
Audit Fees	$8,800	$59,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$8,800	$59,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Weinberg & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Weinberg & Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By         /s/ Perry Law
             _______________________________________
             Perry Law
             President

Date:    October 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By         /s/ Perry Law
             _______________________________________
             Perry Law
             President, Chief Executive Officer, Chief Financial Officer
             and sole director
             (Principal Executive Officer, Principal Accounting Officer
             and Principal Financial Officer)

Date:    October 15, 2008