Form 10-Q
period 2008-09-30
Smart-tek Solutions Inc
filed 2008-11-19
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401, Reno, NV 89502
(Address of principal executive offices) (zip code)

604.270.2084
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]      No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ]      No [ ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 18, 2008, there were 111,812,971 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Three Months Ended September 30, 2008 and 2007

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at September 30, 2008 (Unaudited) and June 30, 2008

	September 30,	June 30,
	2008	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$49,301	$51,245
Accounts receivable	412,632	597,539
Contract retention receivable	222,519	226,722
Cost of uncompleted contracts in excess of billings	36,123	51,587
Prepaid expenses and deposits	1,510	1,569
Total current assets	722,085	928,662

Equipment, net of accumulated depreciation	8,506	2,747

Goodwill	451,311	451,311

	$1,181,902	$1,382,720

Liabilities
Current liabilities
Bank overdraft	$25,808	$87,984
Accounts payable and accrued liabilities	916,757	979,694
Bonus payable	243,423	253,021
Billings on uncompleted contracts
in excess of costs and estimated revenues	205,654	254,254
Deferred revenue	13,871	13,667
Shareholder loans	87,314	81,477
Amounts due to officers and directors	490,126	504,871

Total current liabilities	1,982,953	2,174,968

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at September 30, 2008 and June 30, 2008	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
111,812,971 issued and outstanding at September 30, 2008 and
111,812,971 issued and outstanding at June 30, 2008 respectively	111,813	111,813
Additional paid in capital	6,438,849	6,422,599
Accumulated other comprehensive loss	(111,118)	(121,568)
Accumulated deficit	(7,240,595)	(7,205,092)
Total shareholders’ deficiency	(801,051)	(792,248)

	$1,181,902	$1,382,720

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Contract revenue	$878,034	$783,046
Services revenue	18,116	21,695
Other revenue	271	1,949
Total revenue	898,421	806,690
Cost of revenue and service delivery	776,515	715,420
Gross profit	119,906	91,270
Selling, general and administrative expenses	153,720	2,965,546
Operating loss	(33,814)	(2,874,276)
Other expense
Interest	(1,689)	(2,359)
Net loss	(35,503)	(2,876,635)
Currency translation adjustment	10,450	(23,065)
Comprehensive loss	$(25,053)	$(2,899,700)
Loss per share, basic and diluted	$(0.01)	$(0.04)
Weighted average shares outstanding,
basic and diluted	111,812,971	73,253,016

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
Three months ended September 30, 2008
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance – June 30, 2007	73,253,016	$73,253	$2,861,561	$(103,709)	$(4,145,464)	$(1,314,359)
Fair Value Options issued to	-	-	65,000	-	-	65,000
employees
Shares issued for consulting	19,000,000	19,000	2,831,000	-	-	2,850,000
Shares issued for settlement	19,559,955	19,560	665,038	-	-	684,598
of debt
Net Loss	-	-	-	-	(3,059,628)	(3,059,628)
Currency translation	-	-	-	(17,859)	-	(17,859)
adjustment
Balance – June 30, 2008	111,812,971	$111,813	$6,422,599	$(121,568)	$(7,205,092)	$(792,248)
Fair Value Options issued to	-	-	16,250	-	-	16,250
employees
Net Loss	-	-	-	-	(35,503)	(35,503)
Currency translation	-	-	-	10,450	-	10,450
adjustment
Balance – September 30,
2008	111,812,971	$111,813	$6,438,849	$(111,118)	$(7,240,595)	$(801,051)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Three months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating activities

Net loss	$(35,503)	$(2,876,635)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	399	1,344
Amortization of deferred compensation	16,250	16,250

Changes in operating assets and liabilities
Accounts receivable	184,907	(39,392)
Contract retention receivable	4,203	(19,630)
Costs of uncompleted contracts in excess of billings	15,464	20,375
Prepaid expenses and deposits	59	(2,909)
Accounts payable and accrued liabilities	(62,937)	2,707,025
Bonus payable	(9,598)	10,066
Billings on uncompleted contracts in excess of costs
and estimated revenues	(48,600)	(91,201)
Deferred revenue	204	3,810
Net cash used in operating activities	64,848	(270,897)

Investing activity
Purchase of equipment	(6,158)	-
Net cash used in investing activity	(6,158)	-

Financing activities
Increase (decrease) in bank overdraft	(62,176)	127,396
Proceeds from shareholders loan	5,837	135,295
Proceeds from (repayment to) officer and directors	(14,745)	40,303
Repayment of related party debt	-	(6,235)
Net cash provided by financing activities	(71,084)	296,759

Effects of exchange rates on cash	10,450	(23,065)

Net increase (decrease) in cash	(1,944)	2,797

Cash (bank overdraft), beginning of period	51,245	47,018

Cash (bank overdraft), end of period	$49,301	$49,815

Supplemental cash flow information

Interest paid	$1,638	$2,359

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
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

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc., and its wholly-owned subsidiary, Smart-tek Communications Inc. Significant inter-company transactions have been eliminated in consolidation.

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of September 30, 2008 of $9,504 (June 30, 2008 - $8,890).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, contract retention receivable, bank overdraft, accounts payable and accrued liabilities, bonus payable, amounts due to officers and directors, and shareholder loans. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management’s estimates and judgment includes assumptions pertaining to credit-worthiness of customers, percentage of completion and related costs for contracts in progress, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions. Actual results could differ from estimates and assumptions made.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
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
September 30, 2008
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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using our option pricing model, of which $16,250 was recognized as expense during the three months ended September 30, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2008, the value of the unvested options was $16,250 which will be amortized in future periods as the options vest.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $96 for the three months ended September 30, 2008.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

Recent accounting pronouncements continued

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $35,503 during the three months ended September 30, 2008, and had a working capital deficiency of $1,260,868 and a shareholders’ deficiency of $801,051. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2008 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
September 30, 2008
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

As of September 30, 2008 and June 30 2008, contract retention receivables were $222,519 and $226,722 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

4. Equipment

			September 30			June 30
		Accumulated	2008		Accumulated	2008
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$722	$177	$899	$706	$193
Office furniture & equipment	4,727	2,765	1,962	4,727	2,657	2,070
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under
capital lease	2,140	1,694	446	2,140	1,656	484
Automobile	6,158	237	5,921	-	-	-

	$29,541	$21,035	$8,506	$23,383	$20,636	$2,747

5. Bank Overdraft

At September 30, 2008, bank overdrafts covered by a revolving line of credit were $117,938. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $117,938 ($125,000 CDN) and is secured by a shareholder guarantee and $49,301 ($52,253 CDN) in the form of a term deposit.

6. Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis. The loans are non-interest bearing and are payable on demand. The total due to Xili USA under these borrowings aggregated $81,076 as at September 30, 2008 and June 30, 2008.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis. The loan is non-interest bearing and payable on demand. In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms. During the year ended June 30, 2008, the Company issued stock in a shares for debt transaction (Note 9). At September 30, 2008 and June 30, 2008 there is $Nil outstanding to this shareholder.

At June 23, 2008, the Company had borrowed $271,512 from a company controlled by the Company’s president. The loan is unsecured and bears 7.5% interest commencing in January 2008. The loan has no fixed terms of repayment. During the year ended June 30, 2008, the Company issued an aggregate of 7,746,032 shares to this creditor in consideration of the settlement of unsecured loans in the amount of $271,111. At June 30, 2008 the balance of the unsecured loan was $6,238.

At September 30, 2008, the above shareholder loans aggregated to $87,314.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

7. Income taxes

As of September 30, 2008, for Federal income tax purposes, the Company has approximately $6,931,606 in net operating loss carry forwards expiring through 2021. The Company has provided a 100% valuation as it cannot determine that it is more likely than not that will realize the deferred tax assets.

At September 30, 2008, STS had available federal net operating loss (NOL) carry forwards of approximately $6,930,648. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2008 and June 30, 2008 as follows:

	September 30,	June 30,
	2008	2008

Deferred tax asset, beginning	$2,409,732	$1,338,862
Benefit of current year’s operating loss carry forward	12,246	1,070,870
Deferred tax asset, ending	$2,421,978	$2,409,732

Valuation allowance, beginning	$(2,409,732)	$(1,338,862)
Current year’s provision	(12,246)	(1,070,870)
Valuation allowance, ending	$(2,421,978)	$(2,409,732)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

8. Common Stock

At September 30, 2008, the Company is authorized to issue:

1. 5,000,000 shares of preferred stock, par value $0.001 per share
2. 500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2008, there are 111,812,971 shares of common stock outstanding.

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
September 30, 2008
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

At September 30, 2008, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at September 30, 2008	1,300,000	$0.15

Additional information regarding options outstanding as of September 30, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$0.15	1,300,000	8.75	$0.15	523,611	$0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $16,250 was recognized as expense during the three months ended September 30, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2008, the value of the unvested options was $16,250 which will be amortized in future periods as the options vest.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

9. Costs and Estimated Earnings on Uncompleted Contracts

	September 30,	June 30,
	2008	2008

Costs incurred on uncompleted contracts	$2,572,414	$1,520,914

Estimated earnings	1,511,970	1,013,756
	4,084,384	2,534,670

Less: Billings to Date	4,253,915	2,737,337

	$(169,531)	$(202,667)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	36,123	51,587
Billings on uncompleted contracts in excess of costs and	$(205,654)	$(254,254)
estimated revenues
	$(169,531)	$(202,667)

10. Related Party Transactions

During the three months ended September 30, 2008, the Company’s wholly owned subsidiary paid $34,558 in management salaries to its president and vice president. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $490,126 as of September 30, 2008.

11. Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles. The minimum payments required under these operating leases for each of the five years subsequent to September 30, 2008 are approximately as follows:

Year ending
June 30
2009	$18,663
2010	8,343
2011	5,924
2012	1,481

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2008
(unaudited)

12. Legal Proceedings

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

13. Concentrations of risk

At September 30, 2008, two customers accounted for 37% of trade accounts receivable.

For the three months ended September 30, 2008, two significant customers accounted for 28% of revenue and the customers individually accounted for more than 10% of revenue.

For the three months ended September 30, 2008, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the three months ended September 30, 2008, three significant suppliers accounted for 38% of purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Smart-Tek” mean Smart-tek Solutions Inc. and its subsidiaries, unless the context clearly requires otherwise.

Our Current Business

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

RESULTS OF OPERATIONS

Three Month Summary

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2008	2007
Revenue	$898,421	$806,690	11.37%
Selling, General and Administrative Expenses	153,720	2,965,546	(94.82)%
Interest expense	(1,689)	(2,359)	(28.40)%
Net Loss	$(35,503)	$(2,876,635)	(98.77)%

Revenue

The 11.37% increase in revenues for the three months ended September 30, 2008 is primarily attributable to an increase in our subsidiaries' security and technology business during the quarter.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2008	2007
Selling, general and administrative expenses	$153,720	$2,965,546	(94.82)%
Cost of revenue and service delivery	776,515	715,420	8.54%
Interest expense	(1,689)	(2,359)	(28.40)%
Total Expenses	$928,546	$3,678,607	(74.76)%

General and Administrative

The 94.82% decrease in our general and administrative expenses for the three month period ended September 30, 2008 from the comparative period in 2007 was primarily due to: (i) decreased software development expenses and associated consulting costs relating to the development of RFID software; (ii) decreased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) decreased stock compensation expenses due to vesting of stock options issued to employees and consultants.

Liquidity and Capital Resources

Working Capital

	Three Months Ended September 30, 2008	Year Ended June 30, 2008	Percentage Increase/ (Decrease)
Current Assets	$722,085	$928,662	(22.24)%
Current Liabilities	1,982,953	2,174,968	(8.83)%
Working Capital Deficiency	$(1,260,868)	$(1,246,306)	1.17%

Cash Flows

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Percentage Increase/ (Decrease)
Cash used in Operating Activities	$64,848	$(270,897)	(123.94)%
Cash used by Investing Activities	(6,158)	-	-
Cash provided by (used in) Financing Activities	(71,084)	296,759	(123.95)%
Net Decrease in Cash	$(1,944)	$2,797	(169.50)%

We had cash on hand of $49,301 and a working capital deficit of $(1,260,868) as of September 30, 2008 compared to cash on hand of $51,245 and working capital of $(1,246,306) for the year ended June 30, 2008. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $64,848 during the three months ended September 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided by investing activities during the three months ended September 30, 2008.

Cash from Financing Activities

We used cash of $71,084 from financing activities during the three months ended September 30, 2008.

Current Capitalization

As at the date of this quarterly report, there are 111,812,971 shares of common stock and 5,000,000 shares of Class A preferred stock issued and outstanding.

As at November 18, 2008, options outstanding are as follows:

	Shares	Average
		Exercise Price
Balance as at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as at November 18, 2008	1,300,000	$0.15

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $35,503 during the three months ended September 30, 2008, and had a working capital deficiency of $1,260,868 and a shareholders’ deficiency of $801,051. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2009 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No.48), “Accounting for Stock-Based Compensation”, Under APB No. 25 compensation expense was recorded based on difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock based awards on the date of grant and EITF No. 96-18 “Accounting for Equity Investments that are issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services”, which addressed the measurement date and recognition approach for such transactions.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment (“SFAS No. 123R”) a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No. 123R superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and amended SFAS 95 “Statement of Cash Flows” SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $16,250 was recognized as expense during the three months ended September 30, 2008. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2008, the value of the unvested options was $16,250 which will be amortized in future periods as the options vest.

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2008, our accumulated deficit was $2,876,635. We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successfully obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

  Curtail our operations significantly;

  Sell significant assets;

  Seek arrangements with strategic partners or other parties that may require us to relinquish rights to products, technologies or market; or

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

At September 30, 2008, we had available federal net operating loss (NOL) carry-forwards of approximately $6,930,948 Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
14.1	Amended and Restated Code of Ethics (7)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By
/s/ Perry Law
Perry Law
President, Chief Executive Officer, Chief Financial Officer
and sole director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 19, 2008