Form 10-Q
period 2008-12-31
Smart-tek Solutions Inc
filed 2009-02-23
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 23, 2009, there were 111,812,971 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Six Months Ended December 31, 2008 and 2007

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at December 31, 2008 (Unaudited) and June 30, 2008

	December 31,	June 30,
	2008	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$42,900	$51,245
Accounts receivable	422,300	597,539
Contract retention receivable	192,775	226,722
Cost of uncompleted contracts in excess of billings	303,884	51,587
Prepaid expenses and deposits	1,314	1,569
Total current assets	963,173	928,662

Equipment, net of accumulated depreciation	8,168	2,747

Goodwill	451,311	451,311

	$1,422,652	$1,382,720

Liabilities
Current liabilities
Bank overdraft	$54,513	$87,984
Accounts payable and accrued liabilities	852,600	979,694
Bonus payable	211,818	253,021
Billings on uncompleted contracts
in excess of costs and estimated revenues	282,882	254,254
Deferred revenue	13,316	13,667
Shareholder loans	87,314	81,477
Amounts due to officers and directors	649,677	504,871

Total current liabilities	2,152,120	2,174,968

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at December 31, 2008 and June 30, 2008	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
111,812,971 issued and outstanding at December 31, 2008 and
111,812,971 issued and outstanding at June 30, 2008 respectively	111,813	111,813
Additional paid in capital	6,455,099	6,422,599
Accumulated other comprehensive loss	(50,677)	(121,568)
Accumulated deficit	(7,245,703)	(7,205,092)

Total shareholders’ deficiency	(729,468)	(792,248)

	$1,422,652	$1,382,720

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Six months ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Contract revenue	$1,710,850	$1,659,203
Services revenue	33,191	45,057
Other revenue	510	2,639
Total revenue	1,744,551	1,706,899
Cost of revenue and service delivery	1,241,907	1,348,296
Gross profit	502,644	358,603
Selling, general and administrative expenses	540,420	3,076,222
Operating loss	(37,776)	(2,717,619)
Other expense
Interest	(2,835)	(8,115)
Net loss	(40,611)	(2,725,734)
Currency translation adjustment	70,891	(26,004)
Comprehensive income (loss)	$30,280	$(2,751,738)
Earnings (loss) per share, basic and diluted	$0.01	$(0.03)
Weighted average shares outstanding,
basic and diluted	111,812,971	81,617,146

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
Six months ended December 31, 2008
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance – June 30, 2007	73,253,016	$73,253	$2,861,561	$(103,709)	$(4,145,464)	$(1,314,359)
Fair Value Options issued to employees	-	-	65,000	-	-	65,000
Shares issued for consulting	19,000,000	19,000	2,831,000	-	-	2,850,000
Shares issued for settlement of debt	19,559,955	19,560	665,038	-	-	684,598
Net Loss	-	-	-	-	(3,059,628)	(3,059,628)
Currency translation adjustment	-	-	-	(17,859)	-	(17,859)
Balance – June 30, 2008	111,812,971	$111,813	$6,422,599	$(121,568)	$(7,205,092)	$(792,248)
Fair Value Options issued to employees	-	-	32,500	-	-	32,500
Net Loss	-	-	-	-	(40,611)	(40,611)
Currency translation adjustment	-	-	-	70,891	-	70,891
Balance – December 31, 2008	111,812,971	$111,813	$6,455,099	$(50,677)	$(7,245,703)	$(729,468)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Six months ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Operating activities

Net loss	$(40,611)	$(2,725,734)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	737	2,650
Amortization of deferred compensation	32,500	16,250
Shares issued for consulting fees	-	2,850,000
Changes in operating assets and liabilities
Accounts receivable	175,239	183,586
Contract retention receivable	33,947	(62,068)
Costs of uncompleted contracts in excess of billings	(252,297)	(4,943)
Prepaid expenses and deposits	255	(1,492)
Accounts payable and accrued liabilities	(127,094)	(156,280)
Bonus payable	(41,203)	12,316
Billings on uncompleted contracts in excess of costs
and estimated revenues	28,628	(103,723)
Deferred revenue	(351)	186

Net cash used in operating activities	(190,250)	10,748

Investing activity
Purchase of equipment	(6,158)	-

Net cash used in investing activity	(6,158)	-

Financing activities
Increase (decrease) in bank overdraft	(33,471)	-
Proceeds from shareholders loan	5,837	135,295
Proceeds from (repayment to) officer and directors	144,806	4,949
Repayment of related party debt	-	(6,235)

Net cash provided by financing activities	117,172	134,009

Effects of exchange rates on cash	70,891	(26,004)

Net increase (decrease) in cash	(8,345)	118,753

Cash (bank overdraft), beginning of period	51,245	(101,156)

Cash (bank overdraft), end of period	$42,900	$17,597

Supplemental cash flow information
Interest paid	$2,835	$8,115

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of December 31, 2008 of $8,270 (June 30, 2008 - $8,890).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
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
December 31, 2008
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
December 31, 2008
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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using our option pricing model, of which $32,500 was recognized as expense during the six months ended December 31, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2008, the value of the unvested options was $Nil.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $89 for the six months ended December 31, 2008.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
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
December 31, 2008
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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net loss of $40,611 during the six months ended December 31, 2008, and had a working capital deficiency of $1,188,947 and a shareholders’ deficiency of $729,468. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2008 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2008
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

As of December 31, 2008 and June 30 2008, contract retention receivables were $192,775 and $226,722 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
(unaudited)

4. Equipment

			December 31,			June 30
		Accumulated	2008		Accumulated	2008
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$735	$164	$899	$706	$193
Office furniture & equipment	4,727	2,856	1,871	4,727	2,657	2,070
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under
capital lease	2,140	1,727	413	2,140	1,656	484
Automobile	6,158	438	5,720	-	-	-

	$29,541	$21,373	$8,168	$23,383	$20,636	$2,747

5. Bank Overdraft

At December 31, 2008, bank overdrafts covered by a revolving line of credit were $91,011. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $102,625 ($125,000 CDN) and is secured by a shareholder guarantee and $42,900 ($52,253 CDN) in the form of a term deposit.

6. Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis. The loans are non-interest bearing and are payable on demand. The total due to Xili USA under these borrowings aggregated $81,076 as at December 31, 2008 and June 30, 2008.

In December 2005, the Company borrowed $49,985 from a shareholder on an unsecured basis. The loan is non-interest bearing and payable on demand. In January 2006, the Company borrowed $150,000 from the same shareholder, also on an unsecured basis as well as non-interest bearing with no fixed repayment terms. During the year ended June 30, 2008, the Company issued stock in a shares for debt transaction. At December 31, 2008 and June 30, 2008 there is $nil outstanding to this shareholder.

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

At December 31, 2008, the above shareholder loans aggregated to $87,314.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
(unaudited)

7. Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes are reported using the liabilities method.

Deferred tax assets are recognized for deductible temporary differences and for carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company generated a deferred tax credit through net operating loss carryforwards. As of December 31, 2008 the company had federal and state net operating loss carryforwards of approximately $6,931,606 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established, as it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At December 31, 2008, STS had available federal net operating loss (NOL) carry forwards of approximately $6,931,606. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2008 and June 30, 2008 as follows:

	December 31,	June 30,
	2008	2008

Deferred tax asset, beginning	$2,409,732	$1,338,862
Benefit of current year’s operating loss carry forward	(65,911)	1,070,870
Deferred tax asset, ending	$2,343,821	$2,409,732

Valuation allowance, beginning	$(2,409,732)	$(1,338,862)
Current year’s provision	(14,214)	(1,070,870)
Valuation allowance, ending	$(2,423,946)	$(2,409,732)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
(unaudited)

8. Common Stock

At December 31, 2008, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At December 31, 2008, there are 111,812,971 shares of common stock outstanding.

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
December 31, 2008
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

At December 31, 2008, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2008	1,300,000	$0.15

Additional information regarding options outstanding as of December 31, 2008 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.75	$0.15	523,611	$0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $32,500 was recognized as expense during the six months ended December 31, 2008.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2008, the value of the unvested options was $Nil.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
(unaudited)

9. Costs and Estimated Earnings on Uncompleted Contracts

	December 31,	June 30,
	2008	2008

Costs incurred on uncompleted contracts	$2,600,124	$1,520,914

Estimated earnings	1,681,936	1,013,756
	4,282,060	2,534,670

Less: Billings to Date	4,261,058	2,737,337

	$21,002	$(202,667)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	303,884	51,587
Billings on uncompleted contracts in excess of costs and	$(282,882)	$(254,254)
estimated revenues
	$21,002	$(202,667)

10. Related Party Transactions

During the six months ended December 31, 2008, the Company’s wholly owned subsidiary paid $63,887 in management salaries to its president and vice president. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $649,677 as of December 31, 2008.

11. Commitments

Operating leases

The Company’s wholly owned subsidiary entered into a non-cancellable operating lease for office space on March 1, 2005. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for five company vehicles. The minimum payments required under these operating leases for each of the five years subsequent to September 30, 2008 are approximately as follows:

Year ending
June 30
2009	$10,343
2010	7,259
2011	5,155
2012	1,289

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2008
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

13. Concentrations of risk

At December 31, 2008, three customers accounted for 43% of trade accounts receivable.

For the six months ended December 31, 2008, one significant customer accounted for 10% of revenue.

For the six months ended December 31, 2008, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the six months ended December 31, 2008, three significant suppliers accounted for 35% of purchases.

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

RESULTS OF OPERATIONS

Six Month Summary

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2008	2007
Revenue	$1,744,551	$1,706,899	2.2%
Selling, General and Administrative Expenses	540,420	3,076,222	(82.4%	)
Interest expense	2,835	8,115	(65%	)
Net Loss	($40,611)	($2,717,619)	98.5%

Revenue

The 2.2% increase in revenues for the three months ended December 31, 2008 is primarily attributable to a minor increase in our subsidiaries' security and technology business during the quarter. At December 31, 2008, three customers accounted for 43% of trade accounts receivable. For the six months ended December 31, 2008: one significant customer accounted for 10% of revenue, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers and three significant suppliers accounted for 35% of purchases.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2008	2008
Selling, General and Administrative Expenses	$540,420	$3,076,222	(82.4%	)
Cost of revenue and service delivery	1,241,907	1,348,296	(7.9%	)
Interest expense	2,835	8,115	(65%	)
Total Expenses	$1,785,162	$4,432,633	(59.7%	)

Selling, General and Administrative

The 82.4% decrease in our selling, general and administrative expenses and the overall decrease in our total expenses of 59.7% for the six month period ended December 31, 2008 from the comparative period in 2007 was primarily due to: (i) decreased software development expenses and associated consulting costs relating to the development of RFID software; (ii) decreased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) decreased stock compensation expenses due to vesting of stock options issued to employees and consultants.

During the six months ended December 31, 2008, our wholly owned subsidiary paid $63,887 in management salaries to its president and vice president. Amounts due to officers and directors were $649,677 as of December 31, 2008.

Liquidity and Capital Resources

Working Capital

	Six Months
	Ended		Percentage
	December 31,	Year Ended	Increase/
	2008	June 30, 2008	(Decrease)
Current Assets	$963,173	$928,662	3.7%
Current Liabilities	2,152,120	2,174,968	(1%	)
Working Capital Deficiency	($1,188,947)	($1,246,306)	(4.6%	)

Cash Flows

	Six Months
	Ended		Percentage
	December 31,	Year Ended	Increase/
	2008	June 30, 2008	(Decrease)
Cash from (used in) Operating Activities	($190,250)	$10,748	(1,670%	)
Cash (used by) Investing Activities	($6,158)	-	100%
Cash provided by Financing Activities	$117,172	$134,009	12.6%
Net Increase (Decrease) in Cash	($8,345)	$118,753	(107%	)

We had cash on hand of $42,900 and a working capital deficit of $(1,188,947) as of December 31, 2008 compared to cash on hand of $51,245 and working capital of $(1,246,306) for the year ended June 30, 2008. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $190,250 during the six months ended December 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $6,158 during the six months ended December 31, 2008. Cash used in investing activities was funded by cash from financing activities.

Cash from Financing Activities

We used cash of $117,172 from financing activities during the six months ended December 31, 2008.

Current Capitalization

As at the date of this quarterly report, there are 111,812,971 shares of common stock and 1 share of Class A preferred stock issued and outstanding.

As at February 23, 2009, options outstanding are as follows:

	Shares	Average
		Exercise Price
Balance as at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as at February 23, 2009	1,300,000	$0.15

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $40,611 during the six months ended December 31, 2008, and had a working capital deficiency of $1,188,947 and a shareholders’ deficiency of $729,468. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2009 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2008, our accumulated deficit was $7,245,703. We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successfully obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2008, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the

Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

At December 31, 2008, we had available federal net operating loss (NOL) carry-forwards of approximately $6,931,606. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. (3)
10.2	Share Exchange Agreement between Smart-Tek Solutions Inc. and Smart-Tek Communications, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Debt Settlement Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(6)
10.6 *	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group
14.1	Amended and Restated Code of Ethics (7)

31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed on September 28, 1995.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed on October 26, 1995.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed on March 8, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Filed as an exhibit to our Current Report on Form8-K, filed April 27, 2005.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed on June 27, 2008.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed October 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By
/s/ Perry Law
Perry Law
President, Chief Executive Officer, Chief Financial Officer
and sole director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	February 23, 2009