Form 10-Q
period 2009-03-31
Smart-tek Solutions Inc
filed 2009-05-15
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 14, 2009, there were 447,589 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Three and Nine Months Ended March 31, 2009 and 2008

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at March 31, 2009 (Unaudited) and June 30, 2008

	March 31,	June 30,
	2009	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$41,426	$51,245
Accounts receivable	484,783	597,539
Contract retention receivable	178,211	226,722
Cost of uncompleted contracts in excess of billings	318,939	51,587
Prepaid expenses and deposits	1,268	1,569
Total current assets	1,024,627	928,662

Equipment, net of accumulated depreciation	7,844	2,747

Goodwill	451,311	451,311

	$1,483,782	$1,382,720

Liabilities
Current liabilities
Bank overdraft	$79,308	$87,984
Accounts payable and accrued liabilities	779,443	979,694
Bonus payable	204,542	253,021
Billings on uncompleted contracts
in excess of costs and estimated revenues	300,130	254,254
Deferred revenue	13,633	13,667
Shareholder loans	289,559	81,477
Amounts due to officers and directors	594,316	504,871

Total current liabilities	2,260,931	2,174,968

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at March 31, 2009 and June 30, 2008	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
447,589 issued and outstanding at March 31, 2009 and
447,589 issued and outstanding at June 30, 2008 respectively	448	448
Additional paid in capital	6,566,464	6,533,964
Accumulated other comprehensive loss	(39,120)	(121,568)
Accumulated deficit	(7,304,941)	(7,205,092)

Total shareholders’ deficiency	(777,149)	(792,248)

	$1,483,782	$1,382,720

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenue
Contract revenue	$2,409,465	$2,727,884
Services revenue	43,512	103,438
Other revenue	625	3,918
Total revenue	2,453,602	2,835,240
Cost of revenue and service delivery	1,839,254	2,274,407
Gross profit	614,348	560,833
Selling, general and administrative expenses	710,305	3,304,089
Operating loss	(95,957)	(2,743,256)
Other expense
Interest	(3,892)	(60,892)
Net loss	(99,849)	(2,804,148)
Currency translation adjustment	82,448	(18,488)
Comprehensive income (loss)	$(17,401)	$(2,822,636)
Earnings (loss) per share, basic and diluted	$(0.04)	$(0,05)
Weighted average shares outstanding,
basic and diluted	447,589	349,334

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenue
Contract revenue	$698,615	$1,068,680
Services revenue	10,321	58,381
Other revenue	115	1,279
Total revenue	709,051	1,128,340
Cost of revenue and service delivery	597,347	926,111
Gross profit	111,704	202,229
Selling, general and administrative expenses	169,884	227,867
Operating loss	(58,180)	(25,638)
Other expense
Interest	(1,057)	(52,778)
Net loss	(59,237)	(78,416)
Currency translation adjustment	11,577	7,515
Comprehensive income (loss)	$(47,660)	$(70,901)
Earnings (loss) per share, basic and diluted	$(0.11)	$(0,20)
Weighted average shares outstanding,
basic and diluted	447,589	349,334

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
Nine months ended March 31, 2009
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance – June 30, 2007	293,349	$294	$2,934,520	$(103,709)	$(4,145,464)	$(1,314,359)
Fair Value Options issued	-	-	65,000	-	-	65,000
to employees
Shares issued for consulting	76,000	76	2,849,924	-	-	2,850,000
Shares issued for settlement	78,240	78	684,520	-	-	684,598
of debt
Net Loss	-	-	-	-	(3,059,628)	(3,059,628)
Currency translation	-	-	-	(17,859)	-	(17,859)
adjustment
Balance – June 30, 2008	447,589	$448	$6,533,964	$(121,568)	$(7,205,092)	$(792,248)
Fair Value Options issued	-	-	32,500	-	-	32,500
to employees
Net Loss	-	-	-	-	(99,849)	(99,849)
Currency translation	-	-	-	82,448	-	82,448
adjustment
Balance – March 31, 2009
	447,589	$448	$6,566,464	$(39,120)	$(7,304,941)	$(777,149)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Nine months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Operating activities

Net loss	$(99,849)	$(2,804,148)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,061	3,957
Amortization of deferred compensation	32,500	48,750
Shares issued for consulting fees	-	2,850,000
Changes in operating assets and liabilities
Accounts receivable	112,756	(67,015)
Contract retention receivable	48,511	(60,585)
Costs of uncompleted contracts in excess of billings	(267,352)	(8,548)
Prepaid expenses and deposits	301	(4,898)
Accounts payable and accrued liabilities	(200,251)	116,096
Bonus payable	(48,479)	(169,268)
Billings on uncompleted contracts in excess of costs
and estimated revenues	45,876	(195,177)
Deferred revenue	(34)	(2,092)

Net cash used in operating activities	(374,960)	(292,928)

Investing activity
Purchase of equipment	(6,158)	-

Net cash used in investing activity	(6,158)	-

Financing activities
Increase (decrease) in bank overdraft	(8,676)	-
Proceeds from shareholders loan	208,082	140,321
Proceeds from (repayment to) officer and directors	89,445	139,334
Repayment of related party debt	-	(6,235)

Net cash provided by financing activities	288,851	273,420

Effects of exchange rates on cash	82,448	(18,488)

Net increase (decrease) in cash	(9,819)	(37,996)

Cash (bank overdraft), beginning of period	51,245	(101,156)

Cash (bank overdraft), end of period	$41,426	$(139,152)

Supplemental cash flow information
Interest paid	$-	$35,810

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
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

On February 11, 2009, Smart-tek Automated Services Inc., a wholly owned subsidiary of the Company was incorporated in the State of Nevada.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc., and its wholly-owned subsidiaries, Smart-tek Communications Inc. and Smart-tek Automated Services Inc. Significant inter-company transactions have been eliminated in consolidation.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of March 31, 2009 of $7,986 (June 30, 2008 - $8,890).

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using our option pricing model, of which $32,500 was recognized as expense during the six months ended March 31, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2009, the value of the unvested options was $Nil.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

Advertising expenses

The Company expenses advertising costs as incurred which was $221 for the nine months ended March 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

Recent accounting pronouncements, continued

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net loss of $99,849 during the nine months ended March 31, 2009, and had a working capital deficiency of $1,236,304 and a shareholders’ deficiency of $777,149. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2009 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

2. Acquisitions, continued

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

As of March 31, 2009 and June 30 2008, contract retention receivables were $178,211 and $226,722 respectively.

4. Equipment

			March 31,			June 30
		Accumulated	2009		Accumulated	2008
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$748	$151	$899	$706	$193
Office furniture & equipment	4,727	2,944	1,783	4,727	2,657	2,070
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under
capital lease	2,140	1,758	382	2,140	1,656	484
Automobile	6,158	630	5,528	-	-	-

	$29,541	$21,697	$7,844	$23,383	$20,636	$2,747

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

5. Bank Overdraft

At March 31, 2009, bank overdrafts covered by a revolving line of credit were $79,462. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $99,100 ($125,000 CDN) and is secured by a shareholder guarantee and $41,426 ($52,253 CDN) in the form of a term deposit.

6. Shareholder loans

Commencing in the second quarter of 2003, the Company borrowed funds from Xili USA, a shareholder, on an unsecured basis. The loans are non-interest bearing and are payable on demand. The total due to Xili USA under these borrowings aggregated $Nil as at March 31, 2009 and $81,076 at June 30, 2008.

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

At March 31, 2009 the Company is indebted to a company controlled by the Company’s president in the amount of $289,559. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

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

Deferred tax assets are recognized for deductible temporary differences and for carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company generated a deferred tax credit through net operating loss carry forwards. As of March 31, 2009 the company had federal and state net operating loss carry forwards of approximately $6,931,606 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established, as it is more likely than not that some portion or all of the deferred tax credit will not be realized.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

7. Income taxes, continued

At March 31, 2009, STS had available federal net operating loss (NOL) carry forwards of approximately $6,931,606. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2009 and June 30, 2008 as follows:

	March 31,	June 30,
	2009	2008

Deferred tax asset, beginning	$2,409,732	$1,338,862
Benefit of current year’s operating loss carry forward	34,947	1,070,870
Deferred tax asset, ending	$2,444,679	$2,409,732

Valuation allowance, beginning	$(2,409,732)	$(1,338,862)
Current year’s provision	(34,947)	(1,070,870)
Valuation allowance, ending	$(2,444,679)	$(2,409,732)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

8. Common Stock

At March 31, 2009, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At March 31, 2009, there are 447,589 shares of common stock outstanding.

During the period a 250 for 1 reverse split was approved for the outstanding shares of the Company. The result of the reverse split was a reduction of issued and outstanding shares from 111,812,971 to 447,589. The reverse split has been reflected in the prior year for comparative purposes.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

8. Common Stock, continued 2005 Stock Incentive Plan

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

At March 31, 2009, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at March 31, 2009	1,300,000	$0.15

Additional information regarding options outstanding as of March 31, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.25	$ 0.15	1,300,000	$ 0.15

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

8. Common Stock, continued

2005 Stock Incentive Plan, continued

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $32,500 was recognized as expense during the nine months ended March 31, 2009

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2009, the value of the unvested options was $Nil.

9. Costs and Estimated Earnings on Uncompleted Contracts

	March 31,	June 30,
	2009	2008

Costs incurred on uncompleted contracts	$2,305,083	$1,520,914

Estimated earnings	1,387,106	1,013,756
	3,692,189	2,534,670

Less: Billings to Date	3,673,380	2,737,337

	$18,809	$(202,667)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	318,939	51,587
Billings on uncompleted contracts in excess of costs and	$(300,130)	$(254,254)
estimated revenues
	$18,809	$(202,667)

10. Related Party Transactions

During the nine months ended March 31, 2009, the Company’s wholly owned subsidiary paid $92,621 in management salaries to its president and vice president. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $594,316 as of March 31, 2009.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2009
(unaudited)

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

Year ending
June 30
2009	$4,293
2010	7,010
2011	4,978
2012	1,244

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

13. Concentrations of risk

At March 31, 2009, five customers accounted for 63% of trade accounts receivable.

For the three months ended March 31, 2009, one significant customer accounted for 13% of revenue.

For the nine months ended March 31, 2009, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

For the nine months ended March 31, 2009, one significant supplier accounted for 17% of purchases.

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

Recent Corporate Developments

Since the commencement of our third quarter ended March 31, 2009, we experienced the following significant corporate developments:

1.

On March 31, 2009 we effected a 250 to 1 reverse stock split of our issued and outstanding common stock. Effective March 31, 2009, our stock symbol changed to “STTN” on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board.

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

RESULTS OF OPERATIONS

Our operating results for the three month period ended March 31, 2009 and for the nine month period ended March 31, 2009 are summarized as follows:

			Percentage				Percentage
	Three Months Ended		Increase/		Nine Months Ended		Increase/
		March 31	(Decrease)		March 31		(Decrease)
	2009	2008			2009	2008
Revenue	$709,051	$1,128,340	(37.1%	)	$2,453,602	$2,835,240	(13.5%	)
Expenses	$169,884	$227,867	(25.4%	)	$710,305	$3,304,089	(78.5%	)
Interest expense	$1,057	$52,778	(97.9%	)	($3,892)	($60,892)	(93.6%	)
Net Loss	$59,237	$78,416	(24.4%	)	($99,849)	($2,804,148)	(96.4%	)

Revenue

The 13.5% decrease in revenues for the three months ended March 31, 2009 is primarily due to the impact of current economic conditions in the local real estate marked which impacted our subsidiaries' security and technology business during the period. At March 31, 2009, five customers accounted for 63% of trade accounts receivable. For the nine months ended March 31, 2009: one significant customer accounted for 13% of revenue, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers and a significant supplier accounted for 17% of purchases.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Selling, general and
administrative expenses	$169,884	$227,867	$710,305	$3,304,089
Cost of revenue and service
delivery	$597,347	$926,111	$1,839,254	$2,274,407
Interest expense	$1,057	($52,778)	$3,892	($60,892)
Total Expenses	$170,941	$175,089	$714,197	$2,243,197

Selling, General and Administrative

The 25.4% decrease in our selling, general and administrative expenses for the quarter and the overall decrease in our total expenses of 78.5% for the nine month period ended March 31, 2009 from the comparative period in 2008 was primarily due to: (i) decreased software development expenses and associated consulting costs relating to the development of RFID software; (ii) decreased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) decreased stock compensation expenses due to vesting of stock options issued to employees and consultants.

Liquidity and Capital Resources

Working Capital

	Nine Months
	Ended March	Year Ended
	31, 2009	June 30, 2008
Current Assets	$1,483,782	$928,662
Current Liabilities	2,260,931	2,174,968
Working Capital Deficiency	($777,149)	($1,246,306)

Cash Flows

	Nine Months
	Ended	Year Ended
	March 31, 2009	June 30, 2008
Cash from (used in) Operating Activities	($374,960)	($292,928)
Cash (used by) Investing Activities	($6,158)	-
Cash provided by Financing Activities	$288,251	$273,420
Net Increase (Decrease) in Cash	($9,819)	($37,996)

We had cash on hand of $41,426 and a working capital deficit of $(777,149) as of March 31, 2009 compared to cash on hand of $51,245 and working capital of $(1,246,306) for the year ended June 30, 2008. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $374,960 during the nine months ended March 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $6,158 during the nine months ended March 31, 2009. Cash used in investing activities was funded by cash from financing activities.

Cash from Financing Activities

We had net cash of $288,251 from financing activities during the nine months ended March 31, 2009. Net cash from financing activities consisted primarily of proceeds from loans from a company controlled by the Company’s sole director and president. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

Shareholder Loans

At March 31, 2009, we borrowed $289,559 from a company controlled by our president and sole director. The loan is unsecured. The loan has no fixed terms of repayment.

Current Capitalization

As at the date of this quarterly report, there are 447,589 shares of common stock and 1 share of Class A preferred stock issued and outstanding.

As at May 15, 2009, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance as at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as at May 15, 2009	1,300,000	$0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 (pre-split) shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $99,848 during the nine months ended March 31, 2009, and had a working capital deficiency of $777,149. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through March 31, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2009, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of March 31, 2009, our accumulated deficit was $7,304,941 We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successfully obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended March 31, 2009, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

At March 31, 2009, we had available federal net operating loss (NOL) carry-forwards of approximately $6,931,606. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. (3)
10.2	Share Exchange Agreement between Smart-Tek Solutions Inc. and Smart-Tek Communications, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Debt Settlement Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(6)
10.6	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group
14.1	Amended and Restated Code of Ethics (7)

Exhibit Number	Description
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed on September 28, 1995.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed on October 26, 1995.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed on March 8, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Filed as an exhibit to our Current Report on Form8-K, filed April 27, 2005.
(6)	Filed as an exhibit to our Current Report on Form 8-K, filed on June 27, 2008.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed October 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Perry Law
Perry Law
President, Chief Executive Officer, Chief Financial Officer
and sole director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 15, 2009