Form 10-K
period 2009-06-30
Smart-tek Solutions Inc
filed 2009-10-13
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-29895

SMART-TEK SOLUTIONS INC.
(Name of small business issuer in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12-401
Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.270.2084

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,632 based on a price of $0.0025 per share, being the average of the bid and ask prices of the issuer on the Over-the-Counter Bulletin Board on December 31, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 69,314,124 shares of common stock as of October 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[ x ]

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

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

ITEM 1. BUSINESS

Background

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
  On June 17, 2009, we determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies. In connection with the expansion of business operations, we incorporated a subsidiary, Smart-Tek Automated Services, Inc. (“Smart-Tek Automated”), a private Nevada corporation through which we operate our new line of business. We intend to continue to expand our new business in the next twelve months.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our subsidiary’s business to fund the continuation of our consolidated business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

Recent Corporate Developments

Since the commencement of our fourth quarter ended June 30, 2009, we experienced the following significant corporate developments:

1.

On May 29, 2009, Brian Bonar was appointed to our board of directors. Mr. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK.

2.

On June 17, 2009, the board of Smart-Tek determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies. In connection with the expansion of business operations, Smart-Tek incorporated a subsidiary, Smart-Tek Automated Services, Inc., a private Nevada corporation, and entered into a marketing partner agreement dated June 17, 2009 with Smart-Tek Automated and Brian Bonar, a director of Smart-Tek. Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: (i) for every US$1,000,000 in annualized gross sales of Smart-Tek up to the first US$25,000,000 in annualized sales introduced by Mr. Bonar, Mr. Bonar will receive 1,800,000 shares of common stock of Smart-Tek up to a maximum of 45,000,000 shares of Smart-Tek’s common stock; and (ii) after an aggregated US$25,000,000 in annualized gross sales by Smart-Tek resulting from sales introduced by Mr. Bonar, Mr. Bonar will receive one percent of annualized gross revenues of Smart-Tek for the amounts in excess of US$5,000,000 of annualized gross sales in any given fiscal year payable in cash. The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

3.

On July 10, 2009 Smart-Tek entered into a settlement agreement with Richardson Patel pursuant to which it agreed to pay Richardson Patel $200,000 in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm. Pursuant to the terms of the settlement agreement, Smart-Tek has the right to reduce the settlement amount to $150,000 if it pays such amount to Richardson Patel on or before November 1, 2009.

4.

On August 1, 2009 Smart-Tek Automated entered into a strategic marketing partner agreement with a private company, pursuant to which we agreed to provide the company with payroll processing services, and certain marketing and business promotion services.

5.	On September 14, 2009, Perry Law resigned as President of Smart-Tek and appointed Brian Bonar as President to fill the vacancy.

6.

On September 14, 2009 Smart-Tek issued 45,000,000 restricted shares of its common stock to Brian Bonar, a director of the Company. Mr. Bonar was issued the shares based on Mr. Bonar achieving certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009 between the Company and Mr. Bonar.

7.

On September 29, 2009 Smart-Tek appointed Owen Naccarato to its board of directors. Mr. Naccarato has for the last twelve years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the California State Bar Association, the Orange County and the Los Angeles County Bar Associations and their respective corporate law sections. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University.

8.

On September 30, 2009 Smart-Tek entered into debt settlement agreements with seven subscribers pursuant to which it agreed to settle $310,265 of debt in consideration of the issuance of 23,866,535 shares of its common stock. Each of the subscribers represented to Smart-Tek that they were an “accredited investor” as such term is defined in Canadian National Instrument 45- 106 and not a “US person” as such term is defined in Regulation S of the Securities Act of 1933.

Corporate History

Smart-Tek was incorporated in the State of Nevada on March 22, 1995 under the name “Royce Biomedical Inc.”. In July, 2005, we changed our name from “Royce Biomedical Inc.” to “Smart-Tek Solutions Inc.” The address of our principal executive office is 3702 South Virginia Street, Suite G12-401, Reno, NV 89502. On March 31, 2009 we effected a 250 to 1 reverse stock split of our issued and outstanding common stock. Effective March 31, 2009, our stock symbol changed to “STTN” on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board.

Products and Services

Through our wholly-owned subsidiary, Smart-tek Communication Inc. (“SCI”), we specialize in the design, sale, installation and service of the latest and most sophisticated security technology available. SCI is a market leader in the provision and installation of security technology in the Greater Vancouver Area. Valued customers for SCI’s products and services include major land developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities.

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

Smart-Tek Automated Systems Inc.

In connection with the expansion of business operations, we incorporated a subsidiary, Smart-Tek Automated Services, Inc. through which we operate our new line of business. Through Smart-Tek Automated we provide staffing and business processing services to small and medium sized businesses principally located in major business centers in the Unites States. We also provide a variety of financial services including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and full time and temporary staffing services. The services feature advising in coaching in recruitment, training and discipline and payment of employee wages, payroll taxes, state and federal unemployment insurance, claims, and workers compensation premiums. As part of our staffing services, Smart-Tek Automated can also provide recruitment, reference checks, initial interviews, pre-employment and random drug testing, and criminal background investigations

Our services allow our customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

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

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2009 and from contractual agreements on which work has not yet begun.

Balance at June 30, 2008	$7,683,937
New Contracts	$2,348,520
Less: Contract revenue earned from July 1, 2008 to June 30, 2009	$4,060,213
Balance at June 30, 2009	$5,972,244

We face significant competition from four or five competitors in our target market in the security and surveillance technology industry. In general, we believe that our current primary competitive advantages include product and service quality at competitive pricing and our long-standing relationships with our customers as evidenced by its stellar customer retention.

Personnel

We currently have over 30 employees to carry out our security technology business. We presently have two employees for our staffing and business processing services business through Smart-Tek Automated.

ITEM 1A. RISK FACTORS

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of June 30, 2009, our accumulated deficit was $802,101. We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we intend to continue to expand our payroll and human resources consulting business. We believe that through the continual expansion of our new business we will be able to successfully obtain customers for our payroll systems. However, there is no guarantee that our new business will be successful.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its audited condensed consolidated financial statements as at and for the period ended June 30, 2009, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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
  General economic conditions, including economic conditions specific to the construction security services industries; and
  Real estate development market in the Greater Vancouver Area

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

At June 30, 2009, we had available federal net operating loss (NOL) carry-forwards of approximately $6,992,146. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

On July 10, 2009 Smart-Tek entered into a settlement agreement with Richardson Patel pursuant to which it agreed to pay Richardson Patel $200,000 in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm. Pursuant to the terms of the settlement agreement, Smart-Tek has the right to reduce the settlement amount to $150,000 if it pays such amount to Richardson Patel on or before November 1, 2009. In connection with our entry into the settlement agreement with Richardson Patel, we entered into a stock pledge agreement among Richardson Patel, Perry Law, and four of our stockholders pursuant to which the stockholders pledged an aggregate of 29,152,127 shares of our common stock as security for repayment of the amounts owed to Richardson Patel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our board of directors approved a 250-for-1 reverse split on February 16, 2009. Following board approval of the proposed reverse split, we filed a consent solicitation on Schedule 14A seeking written consent of stockholders representing a majority of the voting power of our outstanding common stock as at February 26, 2009. On March 31, 2009 we effected the 250-for-1 reverse split of shares of our outstanding common stock following receipt of written consent of a majority of our stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “STTN.OB”. On March 31, 2009 our trading symbol was changed from “STTK.OB” to “STTN.OB” on the Over-The-Counter Bulletin Board following the effectiveness of our 250-1 reverse stock split. Our shares have been quoted on the Over-The-Counter Bulletin Board since May 15, 1998. The following quotations obtained from the Over-The-Counter Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Fiscal Quarter Ended	High	Low
2009
4th Quarter April 1, 2009 – June 30, 2009	$0.02	$0.002
3rd Quarter January 1, 2009 – March 31, 2009	$0.11	$0.001
2nd Quarter October 1, 2008 – December 31, 2008	$0.013	$0.001
1st Quarter July 1, 2008– September 30, 2009	$0.02	$0.004
2008
4th Quarter April 1, 2008 – June 30, 2008	$0.095	$0.016
3rd Quarter January 1, 2008 – March 31, 2008	$0.1	$0.015
2nd Quarter October 1, 2007 – December 31, 2007	$0.19	$0.07
1st Quarter July 1, 2007 – September 30, 2007	$0.195	$0.15

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209 US.

Holders of our Common Stock

As of October 9, 2009, there were 391 total registered shareholders holding 69,314,124 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

Other than as described below and as reported in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended June 30, 2008.

1.

On September 14, 2009 Smart-Tek issued 45,000,000 restricted shares of its common stock to Brian Bonar, a director of the Company. Mr. Bonar was issued the shares based on Mr. Bonar achieving certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009 between the Company and Mr. Bonar.

2.

On September 30, 2009 Smart-Tek entered into debt settlement agreements with seven subscribers pursuant to which it agreed to settle $310,265 of debt in consideration of the issuance of 23,866,535 shares of its common stock. Each of the subscribers represented to Smart-Tek that they were an “accredited investor” as such term is defined in Canadian National Instrument 45- 106 and not a “US person” as such term is defined in Regulation S of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Year Ended June 30, 2009 Summary

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2009 which are included herein. The results of operations reflected in this discussion include the operations of Smart-Tek Communications, Inc., our wholly owned subsidiary.

	June 30, 2009	June 30, 2008	Percentage
			Increase/
			(Decrease)
Revenue	$3,274,139	$3,765,247	(13%	)
Expenses	807,250	3,833,493	(78.9%	)
Interest Expense	44,549	62,272	(28.4%	)
Net Loss	$20,891	$(3,059,628)	(100.7%	)

Revenue

As at June 30, 2009, we generated $3,274,139 in revenue. The decrease in revenues for the year ended June 30, 2009 is primarily attributable to a decrease in our subsidiaries’ security and technology business. For the year ended June 30, 2009, two significant customers accounted for 26% of revenue and the customers individually accounted for more than 10% of revenue, also 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers during the year. For the year ended June 30, 2009, two significant suppliers accounted for 29% of purchases.

Expenses

Our expenses for the years ended June 30, 2009 and June 30, 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30,	June 30,	Increase/
	2009	2008	(Decrease)
Selling, general and administrative expenses	$807,250	$3,833,493	(78.9%	)
Cost of revenues and service delivery	2,558,706	2,929,110	(12.6%	)
Interest expense	44,549	62,272	(28.4%	)
Total expenses	$3,410,505	$6,824,875	(50.0%	)

General and Administrative Expenses

The decrease in our general and administrative expenses for the year ended June 30, 2009 from the comparative period in 2008 was primarily due to: (i) decreased software development expenses and associated consulting costs relating to the development of RFID software; (ii) decreased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; and (iii) decreased consulting expenses associated with the development of our business.

Line of Credit

At June 30, 2009, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $107,475 (CDN$125,000) and is secured by a shareholder guarantee and $45,350 (CDN$52,475) in the form of a term deposit. As of June 30, 2009, the Company had written checks of $Nil in excess of the operating line of credit.

Liquidity and Financial Condition

Working Capital

	At June 30,	At June 30,	Percentage
	2009	2008	Increase/
			(Decrease)
Current assets	$986,225	$928,662	6.2%
Current liabilities	2,137,669	2,174,968	1.7%
Working capital (deficiency)	$(1,151,444)	$(1,246,306)	(7.6%	)

Cash Flows

	Year Ended
	June 30,	June 30,	Percentage
	2009	2008	Increase/
			(Decrease)
Cash flows used in operating activities	$(3,092)	$(173,564)	98.2%
Cash flows used in investing activities	(14,633)	-	(100%	)
Cash flows provided by financing activities	(14,094)	195,649	(107.2%	)
Increase (decrease) in cash during period	$22,027	$4,226	421.2%

We had cash on hand of $73,272 and a working capital deficit of $1,151,444 as of June 30, 2009 compared to cash on hand of $51,245 and working capital deficit of $1,246,306 for the year ended June 30, 2008. We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $3,092 during the year ended June 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $14,633 during the year ended June 30, 2009. Cash used in investing activities was funded by cash from financing activities.

Cash from Financing Activities

We generated cash of $14,094 from financing activities during the year ended June 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net income of $20,891 and cash flow from operations of ($3,092) during the year ended June 30, 2009, and had a working capital deficiency of $1,151,444 and a shareholders’ deficiency of $685,011. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its audited condensed consolidated financial statements as at and for the period ended June 30, 2009, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders
Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations and changes in stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses until the latest fiscal year. As discussed in Note 1 to the financial statements, the Company generated a net income of $20,891 and a negative cash flow from operations of $3,092 during the year ended June 30, 2009, and a working capital deficiency of $1,151,444 and a stockholders’ deficiency of $685,011 at June 30, 2009. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
October 10, 2009

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As of June 30, 2009 and 2008

	2009	2008

Assets
Current assets
Cash and cash equivalents	$73,272	$51,245
Accounts receivable	639,284	597,539
Contract retention receivable	235,196	226,722
Cost of uncompleted contracts in excess of billings	37,097	51,587
Prepaid expenses and deposits	1,376	1,569
Total current assets	986,225	928,662

Equipment, net of accumulated depreciation	15,122	2,747

Goodwill	451,311	451,311

	$1,452,658	$1,382,720

Liabilities
Current liabilities
Bank overdraft	$-	$87,984
Accounts payable and accrued liabilities	408,365	979,694
Bonus payable	240,744	253,021
Billings on uncompleted contracts
in excess of costs and estimated revenues	297,600	254,254
Deferred revenue	12,389	13,667
Loans payable	310,265	-
Shareholder loans	468,134	81,477
Amounts due to officers and directors	400,172	504,871

Total current liabilities	2,137,669	2,174,968

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at June 30, 2009 and June 30, 2008	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
447,589 issued and outstanding at June 30, 2009 and
447,589 issued and outstanding at June 30, 2008 respectively	448	448
Additional paid in capital	6,566,464	6,533,964
Accumulated other comprehensive loss	(67,722)	(121,568)
Accumulated deficit	(7,184,201)	(7,205,092)
Total stockholders’ deficiency	(685,011)	(792,248)

	$1,452,658	$1,382,720

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30, 2009 and 2008

	2009	2008

Revenue
Contract revenue	$3,184,401	$3,610,980
Services revenue	88,310	147,624
Other revenue	1,428	6,643
Total revenue	3,274,139	3,765,247

Cost of revenue and service delivery	2,558,706	2,929,110

Gross profit	715,433	836,137

Selling, general and administrative expenses	807,250	3,833,493

Operating loss	(91,817)	(2,997,356)

Other expense
Interest	(44,549)	(62,272)
Settlement of debt	157,257	-

Net income (loss)	20,891	(3,059,628)

Currency translation adjustment	53,846	(17,859)

Comprehensive income (loss)	$74,737	$(3,077,487)

Loss per share, basic and diluted	$0.17	$(8.80)

Weighted average shares outstanding,
basic and diluted	447,589	349,671

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the years ended June 30, 2009 and 2008

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2007	293,349	$294	$2,934,520	$(103,709)	$(4,145,464)	$(1,314,359)

Fair Value Options issued to employees	-	-	65,000	-	-	65,000

Shares issued for consulting	76,000	76	2,849,924	-	-	2,850,000

Shares issued for settlement of debt	78,240	78	684,520	-	-	684,598

Net Loss	-	-	-	-	(3,059,628)	(3,059,628)

Currency translation adjustment	-	-	-	(17,859)	-	(17,859)

Balance – June 30, 2008	447,589	$448	$6,533,964	$(121,568)	$(7,205,092)	$(792,248)

Fair Value Options issued to employees	-	-	32,500	-	-	32,500

Net Loss	-	-	-	-	20,891	20,891

Currency translation adjustment	-	-	-	53,846	-	53,846

Balance – June 30, 2009	447,589	$448	$6,566,464	$(67,722)	$(7,184,201)	$(685,011)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
For the years ended June 30, 2009 and 2008

	2009	2008

Operating activities

Net loss	$20,891	$(3,059,628)
Adjustments to reconcile net loss to net cash used in
operating activities

Depreciation and amortization	2,258	5,058
Amortization of deferred compensation	32,500	65,000
Common stock issued for consulting fees	-	2,850,000
Settlement of debt	(157,257)	-

Changes in operating assets and liabilities
Accounts receivable	(41,745)	119,314
Contract retention receivable	(8,474)	(40,626)
Costs of uncompleted contracts in excess of billings	14,490	(1,667)
Prepaid expenses and deposits	193	383
Accounts payable and accrued liabilities	104,261	35,020
Bonus payable	(12,277)	83,753
Billings on uncompleted contracts in excess of costs
and estimated revenues	43,346	(230,835)
Deferred revenue	(1,278)	664
Net cash used in operating activities	(3,092)	(173,564)

Investing activities
Purchase of equipment	(14,633)	-
Net cash used in investing activities	(14,633)	-

Financing activities
(Decrease) Increase in bank overdraft, net	(87,984)	(60,191)
Proceeds from shareholders loan	79,288	140,722
Proceeds from officer and directors	(5,398)	121,353
Proceeds from (repayment) of related party debt	-	(6,235)
Net cash provided by financing activities	(14,094)	195,649

Effects of exchange rates on cash	53,846	(17,859)

Net increase (decrease) in cash	22,027	4,226

Cash, beginning of period	51,245	47,019

Cash, end of period	$73,272	$51,245

Supplemental cash flow information

Interest paid	$4,382	$62,272

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

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

On February 11, 2009, Smart-tek Automated Services Inc., a wholly owned subsidiary of the Company was incorporated in the State of Nevada. Smart-tek Automated Services Inc. will provide integrated and cost-effective management solutions in the area of human resources for public and private companies.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc., and its wholly-owned subsidiaries Smart-tek Communications Inc. and Smart-tek Automated Services Inc. Significant inter-company transactions have been eliminated in consolidation.

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of June 30, 2009 of $3,871 (2008 – $8,890).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

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
June 30, 2009

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
June 30, 2009

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $32,500 was recognized as expense during the year ended June 30, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2009, the value of the unvested options was $Nil.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $1,110 for the year ended June 30, 2009.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

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

Recent accounting pronouncements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June 2009, the FASB issued SFAS No. 168 -- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company's financial position, results of operations or cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net income of $20,891 and cash flow from operations of ($3,092) during the year ended June 30, 2009, and had a working capital deficiency of $1,151,444 and a stockholders’ deficiency of $685,011. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2009

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

As of June 30, 2009 and June 30 2008, contract retention receivables were $235,196 and $226,722 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

4.           Equipment

			June 30			June 30
		Accumulated	2009		Accumulated	2008
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$899	$762	$137	$899	$706	$193
Office furniture & equipment	13,202	3,885	9,317	4,727	2,657	2,070
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under
capital lease	2,140	1,791	349	2,140	1,656	484
Automobile	6,158	839	5,319	-	-	-

	$38,016	$22,894	$15,122	$23,383	$20,636	$2,747

5.           Bank Overdraft

At June 30, 2009, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $107,475 ($125,000 CDN) and is secured by a shareholder guarantee and $45,350 ($52,745 CDN) in the form of a term deposit. As of June 30, 2009, the Company had written checks of $Nil in excess of the operating line of credit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $85,980 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at June 30, 2009.

6.           Shareholder loans

At June 30, 2009 the Company is indebted to a company controlled by the Company’s president in the amount of $468,134. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

7.           Loans payable

At June 30, 2009, the Company has outstanding loans payable in the amount of $310,265. The loans are unsecured, bear no interest and have no fixed terms of repayment.

8.           Income taxes

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

8.           Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of June 30, 2009 the company had federal and state net operating loss carry forwards of approximately $6,981,146 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At June 30, 2009, STS had available federal net operating loss (NOL) carry forwards of approximately $6,992,146. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2009 and June 30, 2008 as follows:

	2009	2008

Deferred tax asset, beginning	$2,409,732	$1,338,862
Benefit (provision )of current year’s operating loss carry forward
(gain)	(7,312)	1,070,870
Deferred tax asset, ending	$2,402,420	$2,409,732

Valuation allowance, beginning	$(2409,732)	$(1,338,862)
Current year’s loss carry forward (provision)	7,312	(1,070,870)
Valuation allowance, ending	$(2,402,420)	$(2,409,732)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

9.           Common Stock

At June 30, 2009, the Company is authorized to issue:

1.      5,000,000 shares of preferred stock, par value $0.001 per share
2.      500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2009, there are 447,589 shares of common stock outstanding.

During the period a 250 for 1 reverse split was approved for the outstanding shares of the Company. The result of the reverse split was a reduction of issued and outstanding shares from 111,812,971 to 447,589. The reverse split has been reflected in the prior year for comparative purposes.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

9.           Common Stock continued

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

9.           Common Stock, continued 2005 Stock Incentive Plan, continued

At June 30, 2008, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2008	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at June 30, 2009	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.00	$ 0.15	1,300,000	$ 0.15

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company's and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be $195,000 using an option pricing model, of which $32,500 was recognized as expense during the year ended June 30, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At June 30, 2009, the value of the unvested options was $Nil.

10.         Costs and Estimated Earnings on Uncompleted Contracts

	2009	2008

Costs incurred on uncompleted contracts	$1,225,215	$1,520,914
Estimated earnings	746,096	1,013,756
	1,971,311	2,534,670

Less: Billings to Date	(2,231,814)	(2,737,337)

	$(260,503)	$(202,667)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	37,097	51,587
Billings on uncompleted contracts in excess of costs and	$(297,600)	$(254,254)
estimated revenues
	$(260,503)	$(202,667)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

11.         Related Party Transactions

During the year ended June 30, 2009, the Company’s wholly owned subsidiary paid $401,732 in management salaries to its President and Vice president which included bonuses of $240,072 and consulting fees of $70,303. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $400,172 as of June 30, 2009.

12.         Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to June 30, 2009 are approximately as follows:

Year ending
June 30
2010	37,008
2011	22,423
2012	17,659
2013	8,437
2014	6,679

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $128,970 (CDN$150,000) along with annual car allowances of $12,897 (CDN$15,000).

Marketing partner agreement

By agreement dated June 30, 2009, the Company entered into a Marketing Partner Agreement with its wholly owned subsidiary, Smart-tek Automated Services, Inc. (“SASI”), and Brian Bonar (“Bonar”), a director of the Company.

Pursuant to the terms of the marketing agreement, Bonar agreed to provide certain services to SASI to promote and market the business of SASI to prospective clients, in consideration of which SASI agreed to pay Bonar a commission consisting of the following: (i) for every US$1,000,000 in annualized gross sales of SASI up to the first US$25,000,000 in annualized sales introduced by Bonar, Bonar will receive 1,800,000 shares of common stock of the Company up to a maximum of 45,000,000 shares of Company’s common stock; and (ii) after an aggregated US$25,000,000 in annualized gross sales by SASI resulting from sales introduced by Bonar, Bonar will receive one percent of annualized gross revenues of SASI for the amounts in excess of US$5,000,000 of annualized gross sales in any given fiscal year payable in cash. The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

12.         Commitments, continued

Settlement agreement

During the year, the Company entered into a settlement agreement with Richardson & Patel LLP (“RP”) for unpaid legal fees. RP claimed the Company owed RP $307,257.22 as of May 31, 2009 for legal services rendered, costs advanced, and accrued interest, plus addition interest since that date and collection fees and costs. RP and the Company have agreed to a payment schedule in full settlement of the debt.

The Company shall make payments of $10,000 per month until payments in the aggregate of $200,000 have been paid to RP. The first payment shall be due and delivered to RP no later than August 1, 2009. Each subsequent payment shall be due and delivered to RP no later than the 1st of each month thereafter.

The Company has the right, but not the obligation, to pay an aggregate of $150,000 in full satisfaction of the settlement payments set forth in the prior paragraph on the condition that the full $150,000 sum is paid in good funds and delivered to RP on or before November 1, 2009.

Subsequent to June 30, 2009 Perry Law, CEO, CFO and a director of the Company, agreed to make and deliver a guarantee on any amount due or owing by the Company to Richardson & Patel LLP.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2009

14.         Concentrations of risk

At June 30, 2009, three customers accounted for 49% (2008 – two significant customers accounted for 30%) of trade accounts receivable.

For the year ended June 30, 2009, two significant customers accounted for 26% (2008 – two significant customers accounted for 32%) of revenue and the customers individually accounted for more than 10% (2008 – 10%) of revenue.

For the year ended June 30, 2009, two significant suppliers accounted for 29% (2008 – three significant suppliers accounted for 41%) of purchases.

For the year ended June 30, 2009, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

15.         Subsequent events

Subsequent to June 30, 2009, the Company issued 45,000,000 common stock of the Company to Brian Bonar, a director of the Company based on the achievement certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009.

Subsequent to June 30, 2009, the Company issued 23,866,535 shares of common stock of the Company in settlement of debt totaling $310,265.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 9, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Perry Law	Secretary, Treasurer and a Director Chief Executive Officer and Chief Financial Officer	46	September 30, 2006
Brian Bonar	President and Director	62	May 29, 2009
Owen Naccarato	Director	60	September 29, 2009

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

Brian Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies. From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds the Honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK.

Owen Naccarato has for the last twelve years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the California State Bar Association, the Orange County and the Los Angeles County Bar Associations and their respective corporate law sections. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with the exception that Brian Bonar failed to file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended June 30, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Perry Law(1) Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	2009 2008	78,880 147,000	132,040 136,378	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	210,920 283,378
Stephen Platt(2) Vice President of Smart-Tek Communications Inc.	2009 2008	85,311 147,000	108,032 111,581	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	193,343 258,581

(1)

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

The following table sets forth certain information as to our equity compensation plan.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of June 30, 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Perry Law Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	650,000	--	650,000	$0.15	April 30, 2010
Stephen Platt Vice President of Smart-Tek Communications Inc.	650,000	--	650,000	$0.15	April 30, 2010

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

Aggregated Options Exercised in the Year Ended June 30, 2009 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2009.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2009:

Fees
Earned
	or			Non-Equity
	Paid in	Stock	Option	Incentive Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	($)	($)
Perry Law(2)	-	-	-	-	-	-
Brian Bonar(3)	-	-	-	-	-	-

Notes:
(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.

(2)	Perry Law, our President and CEO, did not receive compensation in his capacity as a member of the Board of Directors. His executive compensation is described in the Executive Compensation table above.

(3)	Brian Bonar became a director of the Company on May 29, 2009. Mr. Bonar did not receive compensation in his capacity as a member of the Board of Directors.

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

Other than as described below, we presently do not have any employment or compensation arrangements with our officers and directors.

On April 23, 2005, we entered into an employment agreement with Perry Law, pursuant to which Mr. Law agreed to serve as President of the Company’s wholly-owned subsidiary, Smart-Tek Communications, Inc, effective April 23, 2005. The Employment Agreement has an initial term of five (5) years but provides for automatic extensions for additional one (1) year terms. The agreement provides for a minimum base salary of CDN$150,000, plus such other amounts, if any, as the Board of Directors of the Company may from time to time determine. In addition, Mr. Law is eligible for an annual incentive bonus at the discretion of the board. Pursuant to the terms of the employment agreement, Mr. Law also received options to purchase 650,000 shares of the Company's common stock (vesting in equal quarterly amounts over a three year term) at an exercise price of $0.15 as well as certain severance benefits. On July 31, 2009 we entered into an amendment to the employment agreement with Mr. Law pursuant to which we agreed to amend the employment agreement of Mr. Law with SCI to provide that in the event of a change of control in SCI, Mr. Law would receive a lump sum payment of 2,000% of his current salary and 250% of any bonus he would be entitled to as of the end of the fiscal year in which the change of control occurs.

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

On June 17, 2009, our subsidiary, Smart-Tek Automated Services, Inc. (“Smart-Tek Automated”), a private Nevada corporation entered into a marketing partner agreement dated June 17, 2009 with Brian Bonar. Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: (i) for every US$1,000,000 in annualized gross sales of Smart-Tek up to the first US$25,000,000 in annualized sales introduced by Mr. Bonar, Mr. Bonar will receive 1,800,000 shares of common stock of Smart-Tek up to a maximum of 45,000,000 shares of Smart-Tek’s common stock; and (ii) after an aggregated US$25,000,000 in annualized gross sales by Smart-Tek resulting from sales introduced by Mr. Bonar, Mr. Bonar will receive one percent of annualized gross revenues of Smart-Tek for the amounts in excess of US$5,000,000 of annualized gross sales in any given fiscal year payable in cash. The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

During the year ended June 30, 2009, the Company’s wholly owned subsidiary, Smart-Tek Communications paid $401,732 in management salaries to its President and Vice president which included bonuses of $240,072 and consulting fees of $70,303. Amounts due to officers and directors were $400,172 as of June 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 9, 2009, there were 69,314,124 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Beneficially Owned (1)	Percentage of Class (1)
Directors and Officers:
Common Stock	Perry Law 3702 South Virginia Street, Suite G12-401 Reno, NV	32,817	*
Common Stock	Brian Bonar 3702 South Virginia Street, Suite G12-401 Reno, NV	45,000,000	64.9%
Common Stock	Owen Naccarato 3702 South Virginia Street, Suite G12-401 Reno, NV	-	-
Common Stock	Directors and Officers as a group (1)	45,032,817	64.9%
5% Stockholders
Common Stock	Brian Bonar 3702 South Virginia Street, Suite G12-401 Reno, NV	45,000,000	64.9%

Notes
*	Less than 1%
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 69,314,124 shares of common stock issued and outstanding as of October 9, 2009.

(2)

On June 23, 2008, the Company entered into Debt Settlement Agreements with Perry Law and P5 Holdings Ltd. Perry Law holds all of the voting securities of P5 Holdings Ltd. Pursuant to the terms of the Debt Settlement Agreements, the Company issued an aggregate of 8,203,241 shares (32,817 Post-Reverse Split) to Mr. Law and P5 Holdings Ltd. The shares were issued as consideration of the settlement of unsecured loans in the amount of $287,113.45 owed to Mr. Law and P5 Holdings Ltd. by the Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, none of the following parties has, since commencement of our fiscal year ended June 30, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

1.

Smart-Tek entered into a marketing partner agreement dated June 17, 2009 with Smart-Tek Automated and Brian Bonar, a director of Smart-Tek. Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart- Tek agreed to pay Mr. Bonar a commission consisting of the following: (i) for every US$1,000,000 in annualized gross sales of Smart-Tek up to the first US$25,000,000 in annualized sales introduced by Mr. Bonar, Mr. Bonar will receive 1,800,000 shares of common stock of Smart-Tek up to a maximum of 45,000,000 shares of Smart-Tek’s common stock; and (ii) after an aggregated US$25,000,000 in annualized gross sales by Smart-Tek resulting from sales introduced by Mr. Bonar, Mr. Bonar will receive one percent of annualized gross revenues of Smart-Tek for the amounts in excess of US$5,000,000 of annualized gross sales in any given fiscal year payable in cash. The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

2.

On September 14, 2009 Smart-Tek issued 45,000,000 restricted shares of its common stock to Brian Bonar, a director of Smart-Tek. Mr. Bonar was issued the shares based on Mr. Bonar achieving certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009 between Smart-Tek and Mr. Bonar.

3.

During the year ended June 30, 2009, the Company’s wholly owned subsidiary, Smart-Tek Communications paid $401,732 in management salaries to its President and Vice president which included bonuses of $240,072 and consulting fees of $70,303. Amounts due to officers and directors were $400,172 as of June 30, 2009.

4.	At June 30, 2009 Smart-Tek is indebted to a company controlled by Perry Law in the amount of $468,134. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of

Regulation S-B. We have determined that Mr. Perry Law is not an independent director and that Brian Bonar is an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2009 and for fiscal year ended June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 200	June 30, 2009
Audit Fees	$10,000	$8,800
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$10,000	$8,800

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA as our independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10*	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP
10.11*	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.12*	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.13*	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
14.1	Amended and Restated Code of Ethics(10)
21.1*	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith
(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/s/ Brian Bonar

Brian Bonar
President

Date:	October 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law
Perry Law
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	October 13, 2009

/s/ Brian Bonar
Brian Bonar
President and Director

Date:	October 13, 2009

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	October 13, 2009