Form 10-Q
period 2009-09-30
Smart-tek Solutions Inc
filed 2009-11-23
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

2

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 20, 2009, there were 69,314,124 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Three Months Ended September 30, 2009 and 2008

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at September 30, 2009 (Unaudited) and June 30, 2009

		September 30,	June 30,
		2009	2009
		(unaudited)

Assets
Current assets
Cash and cash equivalents		$269,469	$73,272
Accounts receivable		721,060	639,284
Contract retention receivable		358,349	235,196
Cost of uncompleted contracts in excess of billings		50,257	37,097
Prepaid expenses and deposits		1,588	1,376
Total current assets		1,400,723	986,225

Equipment, net of accumulated depreciation		74,357	15,122

Goodwill		451,311	451,311

		$1,926,391	$1,452,658

Liabilities
Current liabilities
Bank overdraft	$		$-
Accounts payable and accrued liabilities		503,902	408,365
Bonus payable		709,840	240,744
Billings on uncompleted contracts
in excess of costs and estimated revenues		124,668	297,600
Deferred revenue		12,996	12,389
Loans payable		310,265	310,265
Shareholder loans		821,756	625,392
Amounts due to officers and directors		435,790	400,172

Total current liabilities		2,919,217	2,294,927

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, one (1) shares of Class A preferred
issued and outstanding at September 30, 2009 and June 30, 2009		-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized,
45,447,589 issued and outstanding at September 30, 2009 and
447,589 issued and outstanding at June 30, 2009 respectively		45,448	448
Additional paid in capital		6,566,464	6,566,464
Accumulated other comprehensive loss		(98,679)	(67,722)
Accumulated deficit		(7,506,059)	(7,341,459)
Total stockholders’ deficiency		(992,826)	(842,269)

		$1,926,391	$1,452,658

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Revenue
Contract revenue	$1,804,257	$878,034
Services revenue	17,997	18,116
Other revenue	386	271
Total revenue	1,822,640	898,421

Cost of revenue and service delivery	1,197,281	776,515

Gross profit	625,359	119,906

Selling, general and administrative expenses	788,023	153,720

Operating loss	(162,664)	(33,814)

Other expense
Interest	(1,936)	(1,689)

Net income (loss)	(164,600)	(35,503)

Currency translation adjustment	(30,957)	10,450

Comprehensive income (loss)	$(195,557)	$(25,053)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding,
basic and diluted	8,273,676	111,812,971

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
Three months ended September 30, 2009
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2008	447,589	$448	$6,533,964	$(121,568)	$(7,205,092)	$(792,248)

Fair Value Options issued	-	-	32,500	-	-	32,500
to employees

Net Loss	-	-	-	-	(136,367)	(136,367)

Currency translation	-	-	-	53,846	-	53,846
adjustment

Balance – June 30, 2009
	447,589	$448	$6,566,464	$(67,722)	$(7,341,459)	$(842,269)

Shares issued for Marketing
Partner Agreement	45,000,000	45,000	-	-	-	45,000

Net Loss	-	-	-	-	(164,600)	(164,600)

Currency translation
adjustment	-	-	-	(30,957)	-	(30,957)

Balance – September 30,
2009	45,447,589	45,448	6,566,464	(98,679)	(7,506,059)	(992,826)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Three months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Operating activities

Net loss	$(164,600)	$(35,503)
Adjustments to reconcile net loss to net cash used in
operating activities

Depreciation and amortization	3,271	399
Amortization of deferred compensation	-	16,250
Common stock issued for Marketing Partner Agreement	45,000	-

Changes in operating assets and liabilities
Accounts receivable	(81,776)	184,907
Contract retention receivable	(123,153)	4,203
Costs of uncompleted contracts in excess of billings	(13,160)	15,464
Prepaid expenses and deposits	(212)	59
Accounts payable and accrued liabilities	95,537	(62,937)
Bonus payable	469,096	(9,598)
Billings on uncompleted contracts in excess of costs
and estimated revenues	(172,932)	(48,600)
Deferred revenue	607	204
Net cash used in operating activities	57,678	64,848

Investing activities
Purchase of equipment	(62,506)	(6,158)
Net cash used in investing activities	(62,506)	(6,158)

Financing activities
(Decrease) Increase in bank overdraft, net	-	(62,176)
Proceeds from shareholders loan	196,364	5,837
Proceeds from officer and directors	35,618	(14,745)
Net cash provided by financing activities	231,982	(71,084)

Effects of exchange rates on cash	(30,957)	10,450

Net increase (decrease) in cash	196,197	(1,944)

Cash and cash equivalents, beginning of period	73,272	51,245

Cash and cash equivalents, end of period	$269,469	$49,301

Supplemental cash flow information

Interest paid	$1,936	$1,638

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of September 30, 2009 of $4,205 (2008 – $9,504).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model which was recognized as expense prior to the quarter ended September 30, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2009, the value of the unvested options was $Nil.

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $64 for the quarter ended September 30, 2009.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $164,600 and cash flow from operations of $57,678 during the quarter ended September 30, 2009, and had a working capital deficiency of $1,518,494 and a stockholders’ deficiency of $992,826. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
September 30, 2009

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

As of September 30, 2009 and June 30 2009, contract retention receivables were $358,349 and $235,196 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

4.	Equipment

			September 30			June 30
		Accumulated	2009		Accumulated	2009
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$16,766	$1,007	$15,759	$899	$762	$137
Office furniture & equipment	16,320	4,461	11,859	13,202	3,885	9,317
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under
capital lease	2,140	1,817	323	2,140	1,791	349
Automobile	49,226	2,810	46,416	6,158	839	5,319

	$100,069	$25,712	$74,357	$38,016	$22,894	$15,122

5.	Bank Overdraft

At September 30, 2009, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $116,750 ($125,000 CDN) and is secured by a shareholder guarantee and $49,272 ($52,754 CDN) in the form of a term deposit. As of September 30, 2009, the Company had written checks of $Nil in excess of the operating line of credit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $93,400 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at September 30, 2009.

6.	Shareholder loans

At September 30, 2009 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

7.	Loans payable

At September 30, 2009, the Company has outstanding loans payable in the amount of $310,265. The loans are unsecured, bear no interest and have no fixed terms of repayment.

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
September 30, 2009

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

At June 30, 2009, STS had available federal net operating loss (NOL) carry forwards of approximately $6,992,146. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2009 and June 30, 2009 as follows:

	September 30,	June 30,
	2009	2009

Deferred tax asset, beginning	$2,402,420	$2,409,732
Benefit (provision )of current year’s operating loss carry forward
(gain)	57,610	(7,312)
Deferred tax asset, ending	$2,460,030	$2,402,420

Valuation allowance, beginning	$(2,402,420)	$(2,409,732)
Current year’s loss carry forward (provision)	(57,610)	(7,312)
Valuation allowance, ending	$(2,460,030)	$(2,402,420)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

9.	Common Stock

At September 30, 2009, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2009, there are 45,447,589 shares of common stock outstanding.

During the period, the Company issued 45,000,000 common stock of the Company to Brian Bonar, a director of the Company based on the achievement certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

9.	Common Stock, continued

2005 Stock Incentive Plan, continued

At September 30, 2009, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2009	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at September 30, 2009	1,300,000	$0.15

Additional information regarding options outstanding as of June 30, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.00	$ 0.15	1,300,000	$ 0.15

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

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2009, the value of the unvested options was $Nil.

10.	Costs and Estimated Earnings on Uncompleted Contracts

	September 30,	June 30,
	2009	2009

Costs incurred on uncompleted contracts	$1,659,536	$1,225,215
Estimated earnings	1,484,078	746,096
	3,143,614	1,971,311

Less: Billings to Date	(3,218,025)	(2,231,814)

	$(74,411)	$(260,503)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	50,257	37,097
Billings on uncompleted contracts in excess of costs and	$(124,668)	$(297,600)
estimated revenues
	$(74,411)	$(260,503)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

11.	Related Party Transactions

During the quarter ended September 30, 2009, the Company’s wholly owned subsidiary paid $481,444 in management salaries to its President and Vice president which included bonuses of $448,320 and consulting fees of $25,619. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $435,790 as of September 30, 2009.

12.	Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to September 30, 2009 are approximately as follows:

Year ending
June 30
2010	26,023
2011	23,763
2012	18,714
2013	8,941
2014	7,078

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $136,677 (CDN$150,000) along with annual car allowances of $13,668 (CDN$15,000).

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

13.	Concentrations of risk

At September 30, 2009, three customers accounted for 40% (2008 – two significant customers accounted for 37%) of trade accounts receivable.

For the quarter ended September 30, 2009, two significant customers accounted for 18% (2008 – two significant customers accounted for 28%) of revenue and one of the customers individually accounted for more than 10% (2008 – both customers accounted for more than 10%) of revenue.

For the quarter ended September 30, 2009, three significant suppliers accounted for 36% (2008 – three significant suppliers accounted for 38%) of purchases.

For the quarter ended September 30, 2009, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

14.	Subsequent events

Subsequent to September 30, 2009, the Company issued 23,866,535 shares of common stock of the Company in settlement of debt totaling $310,265.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three Month Summary

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2009	2008
Revenue	$1,822,640	$898,421	102.9%
Selling, General and Administrative	788,023	153,720	412.7%
Expenses
Interest expense	(1,936)	(1,689)	(14.6%	)
Net Loss	$(164,600)	$(35,503)	(362%	)

Revenue

We generated $1,822,640 in revenue for the quarter ended September 30, 2009, of which approximately $1.35 million was attributable to our security and technology business operations through our subsidiary Smart-Tek Solutions Inc. and $484,000 was attributable to our integrated management solutions and human resources business through our subsidiary Smart-Tek Automated Services, Inc. The increase in revenues for the three months ended June 30, 2009 is primarily attributable to the increase in revenues produced by our new line of business through Smart-Tek Automated Services, Inc. For the quarter ended September 30, 2009, two significant customers accounted for 18% (2008 – two significant customers accounted for 28%) of revenue and one of the customers individually accounted for more than 10% (2008 – both customers accounted for more than 10%) of revenue. For the quarter ended September 30, 2009, three significant suppliers accounted for 36% (2008 – three significant suppliers accounted for 38%) of purchases.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2009	2008
Selling, general and administrative expenses	$788,023	$153,720	412.7%
Cost of revenue and service delivery	1,197,281	776,515	54.2%
Interest expense	(1,936)	(1,689)	(14.6%	)
Total Expenses	$1,983,368	$928,546	203%

General and Administrative

The 413% increase in our general and administrative expenses for the three month period ended September 30, 2009 from the comparative period in 2008 was primarily due to: (i) increased management and consulting fees relating to the development of our subsidiaries business; and (ii) increased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs.

Liquidity and Capital Resources

Working Capital

	Three Months Ended September 30, 2009	Year Ended June 30, 2009	Percentage Increase/ (Decrease)
Current Assets	$1,400,723	$986,225	42%
Current Liabilities	2,919,217	2,137,669	36.6%
Working Capital Deficiency	$(1,518,494)	$(1,151,444)	(32% )

Cash Flows

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Cash used in Operating Activities	$57,678	$64,848
Cash used by Investing Activities	(62,506)	(6,158)
Cash provided by (used in) Financing	231,982	(71,084)
Activities
Net Increase in Cash	$196,197	$(1,944)

We had cash on hand of $269,469 and a working capital deficit of $1,518,494 as of September 30, 2009 compared to cash on hand of $73,272 and working capital of $(1,151,444) for the year ended June 30, 2009. We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $57,678 during the three months ended September 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash of $62,506 in investing activities during the three months ended September 30, 2009.

Cash from Financing Activities

Cash of $231,982 was provided by financing activities during the three months ended September 30, 2009.

Current Capitalization

As at the date of this quarterly report, there are 69,314,124 shares of common stock and 5,000,000 shares of Class A preferred stock issued and outstanding.

As at November 23, 2009, our outstanding stock options and warrants are as follows:

	Shares	Average
		Exercise Price
Balance as at July 1, 2009	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as at November 23, 2009	1,300,000	$0.15

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $164,600 during the three months ended September 30, 2009, and had a working capital deficiency of $1,151,444 and a shareholders’ deficiency of $992,826. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through September 30, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its interim financial statements as at and for the period ended September 30, 2009, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and private placements. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

The Company’s short term plan is to continue to ask its officers to defer payment of salaries, utilize its common stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders. We have obtained our required cash resources principally through loans from shareholders and our executive officers. While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow the SCI and Smart-Tek Automated businesses to fund the continuation of our consolidated business operations. We intend to use our common stock as payment for services of various consultants in order to help advance our business plan.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model was recognized as expense prior to the quarter ended September 30, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At September 30, 2009, the value of the unvested options was $Nil.

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of September 30, 2009, our accumulated deficit was $7,506,059. We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business. Furthermore, we will continue to market our RFID based system developed for the Agriculture Industry. We believe that at the conclusion of the beta site testing phase of development, that we will be able to successfully obtain customers for the system. However, there is no guarantee that the system will be able to successfully exit from its beta stage.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended September 30, 2009, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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

At September 30, 2009, we had available federal net operating loss (NOL) carry-forwards of approximately $6,981,146. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended September 30, 2009, we completed the following sales of our equity securities that were not registered:

1.

On September 14, 2009 Smart-Tek issued 45,000,000 restricted shares of its common stock to Brian Bonar, a director of the Company pursuant to Section 4(2) of the Securities Act of 1933. Mr. Bonar was issued the shares based on Mr. Bonar achieving certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009 between the Company and Mr. Bonar.

2.

On September 30, 2009 Smart-Tek entered into debt settlement agreements with seven subscribers pursuant to which it agreed to settle $310,265 of debt in consideration of the issuance of 23,866,535 shares of its common stock. The shares for debt transaction closed effective October 1, 2009 and 23,866,535 were issued to the subscribers. Each of the subscribers represented to Smart-Tek that they were an “accredited investor” as such term is defined in Canadian National Instrument 45- 106 and not a “US person” as such term is defined in Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP (11)
10.11	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009 (11)
10.12	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009 (11)
10.13	Form of Debt Settlement and Subscription Agreement dated September 30, 2009 (11)
14.1	Amended and Restated Code of Ethics(10)
21.1	Subsidiaries(11)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.

(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Perry Law

Perry Law
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 23, 2009