Form 10-Q
period 2009-12-31
Smart-tek Solutions Inc
filed 2010-02-22
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes[ ] No[ x ]

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 19, 2010, there were 69,314,124 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
December 31, 2009 and 2008

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at December 31, 2009 (Unaudited) and June 30, 2009

	December 31,	June 30,
	2009	2009
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$511,996	$73,272
Accounts receivable	978,029	639,284
Contract retention receivable	344,256	235,196
Cost of uncompleted contracts in excess of billings	210,207	37,097
Prepaid expenses and deposits	1,631,261	1,376
Total current assets	3,675,749	986,225

Equipment, net of accumulated depreciation	84,437	15,122

Goodwill	451,311	451,311

	$4,211,497	$1,452,658

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,251,785	$408,365
Bonus payable	456,720	240,744
Billings on uncompleted contracts in excess of costs and estimated revenues	88,166	297,600
Deferred revenue	12,042	12,389
Loans payable	-	310,265
Shareholder loans	821,756	625,392
Amounts due to officers and directors	712,620	400,172

Total current liabilities	4,343,089	2,294,927

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, one (1) shares of Class A preferred issued and outstanding at December 31, 2009 and June 30, 2009	-	-
Common stock: $0.001 par value, 500,000,000, shares authorized,
69,314,124 issued and outstanding at December 31, 2009 and 447,589 issued and outstanding at June 30, 2009 respectively	69,314	448
Additional paid in capital	6,852,863	6,566,464
Accumulated other comprehensive loss	(96,396)	(67,722)
Accumulated deficit	(6,957,373)	(7,341,459)
Total stockholders’ deficiency	(131,592)	(842,269)

	$4,211,497	$1,452,658

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Revenue
Contract revenue	$3,184,189	$832,816	$4,994,782	$1,710,850
Services revenue	-	15,075	11,706	33,191
Other revenue	-	239	341	510
Total revenue	3,184,189	848,130	5,006,829	1,744,551
Cost of revenue and service delivery	2,320,051	465,392	3,517,331	1,241,907
Gross profit	864,138	382,738	1,489,498	502,644
Selling, general and administrative expenses	313,721	386,700	1,101,744	540,420
Operating income (loss)	550,417	(3,962)	387,754	(37,776)
Other expense Interest	(1,731)	(1,146)	(3,668)	(2,835)
Net income (loss)	548,686	(5,108)	384,086	(40,611)
Currency translation adjustment	2,283	60,441	(28,674)	70,891
Comprehensive income	$550,969	$55,333	355,412	30,280
Earnings per share, basic and diluted	$0.03	$0.01	0.02	0.01
Weighted average shares outstanding, basic and diluted	19,712,944	111,812,971	19,712,944	111,812,971

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
Six months ended December 31, 2009
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2008	447,589	$448	$6,533,964	$(121,568)	$(7,205,092)	$(792,248)

Fair Value Options issued to employees	-	-	32,500	-	-	32,500

Net Loss	-	-	-	-	(136,367)	(136,367)

Currency translation adjustment	-	-	-	53,846	-	53,846

Balance – June 30, 2009	447,589	$448	$6,566,464	$(67,722)	$(7,341,459)	$(842,269)

Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000
Shares issued for debt	23,866,535	23,866	286,399	-	-	310,265

Net Income	-	-	-	-	384,086	384,086

Currency translation adjustment	-	-	-	(28,674)	-	(28,674)

Balance – December 31, 2009	69,314,124	69,314	6,852,863	(96,396)	(6,957,373)	(131,592)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Six Months	Six Months Ended
	Ended	Ended December	Ended December	December 31,
	December 31, 2009	31, 2008	31, 2009	2008

Operating Activities

Net income (loss)	$548,686	$(5,108)	$384,086	$(40,611)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	4,671	338	7,942	737
Amortization of deferred compensation	-	16,250	-	32,500
Marketing Partner Agreement	-	-	45,000	-

Changes in operating assets and liabilities
Accounts receivable	(256,970)	(9,668)	(338,745)	175,239
Contract retention receivable	14,093	29,744	(109,060)	33,947
Costs of uncompleted contracts in excess of billings	(159,950)	(267,762)	(173,110)	(252,297)
Prepaid expenses and deposits	(1,629,673)	196	(1,629,885)	255
Accounts payable and accrued liabilities	1,747,883	(64,157)	1,843,420	(127,094)
Bonus payable	(253,120)	(31,605)	215,976	(41,203)
Billings on uncompleted contracts in excess of costs and estimated revenues	(36,502)	77,228	(209,434)	28,628
Deferred revenue	(953)	(555)	(347)	(351)
Net cash used in operating activities	(21,835)	(255,099)	35,843	(190,250)

Investing activities

Purchase of equipment	(14,751)	-	(77,257)	(6,158)
Net cash used in investing activities	(14,751)	-	(77,257)	(6,158)

Financing activities

(Decrease) Increase in bank overdraft	-	28,706	-	(33,471)
Proceeds from shareholder loan	-	-	196,364	5,837
Proceeds from officers and directors	276,830	159,551	312,448	144,806
Net cash provided by financing activities	276,830	188,257	508,812	117,172

Effects of exchange rates on cash	2,283	60,441	(28,674)	70,891

Net increase (decrease) in cash	242,527	(6,401)	438,724	(8,345)

Cash and cash equivalents, beginning of period	269,469	49,301	73,272	51,245

Cash and cash equivalents, end of period	$511,996	$42,900	$511,996	42,900

Supplemental cash flow information
Interest paid	$1,731	$2,835	$3,668	$2,835

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of December 31, 2009 of $4,283 (2008 – $8,270).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, contract retention receivable, accounts payable and accrued liabilities, bonus payable, shareholder loans and amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Interest rate risk arises on the various rates at which the Company has obtained certain long-term debts. However, the Company expects to repay these obligations in full either at maturity or at terms set out in the specific agreements. Consequently, risk related to fluctuations on the bank prime is minimal. The remaining balance of long-term debt are based on fixed terms of interest. The Company expects to repay these amounts in full, thereby minimizing interest rate risk.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Income taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax asset for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change (see Note 8).

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
December 31, 2009

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

The Company recognizes professional employment organizations (PEO) revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.” (EITF 99-19). Consistent with its revenue recognition policy, the Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance. PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis.

In determining the pricing of the markup component of its billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model which was recognized as expense prior to the quarter ended December 31, 2009.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2009, the value of the unvested options was $Nil.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $65 for the period ended December 31, 2009.

Earnings per share

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net income of $384,086 and cash flow from operations of $35,843 during the period ended December 31, 2009, and had a working capital deficiency of $667,340 and a stockholders’ deficiency of $131,592. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2009

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

As of December 31, 2009 and June 30 2009, contract retention receivables were $344,256 and $235,196 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

4. Equipment

			December 31			June 30
		Accumulated	2009		Accumulated	2009
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$22,020	$3,293	$18,727	$899	$762	$137
Office furniture & equipment	26,270	5,228	21,042	13,202	3,885	9,317
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under capital lease	2,140	1,843	297	2,140	1,791	349
Automobile	49,226	4,855	44,371	6,158	839	5,319

	$115,273	$30,836	$84,437	$38,016	$22,894	$15,122

5. Bank Overdraft

At December 31, 2009, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $118,938 ($125,000 CDN) and is secured by a shareholder guarantee and $50,195 ($52,754 CDN) in the form of a term deposit. As of December 31, 2009, the Company had written checks of $Nil in excess of the operating line of credit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $95,150 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at December 31, 2009.

6. Shareholder loans

At December 31, 2009 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

7. Loans payable

At December 31, 2009, the Company has outstanding loans payable in the amount of $Nil (June 30, 2009 – $310,265).

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
December 31, 2009

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

At June 30, 2009, STS had available federal net operating loss (NOL) carry forwards of approximately $6,992,146. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2009 and June 30, 2009 as follows:

	December 31,	June 30,
	2009	2009

Deferred tax asset, beginning	$2,402,420	$2,409,732
Benefit (provision )of current year’s operating loss carry forward (gain)	(134,430)	(7,312)
Deferred tax asset, ending	$2,267,990	$2,402,420

Valuation allowance, beginning	$(2,402,420)	$(2,409,732)
Current year’s loss carry forward (provision)	134,430	(7,312)
Valuation allowance, ending	$(2,267,990)	$(2,402,420)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

9. Common Stock

At December 31, 2009, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share

2.	500,000,000 shares of common stock, par value $0.001 per share

At December 31, 2009, there are 69,314,124 shares of common stock outstanding.

During the period, the Company issued 45,000,000 common stock of the Company to Brian Bonar, a director of the Company based on the achievement certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009.

During the period, the Company issued 23,866,535 common stock of the Company for the settlement of debt.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

9. Common Stock, continued

2005 Stock Incentive Plan, continued

At December 31, 2009, options outstanding are as follows:

		Average
	Shares	Exercise Price
Balance at July 1, 2009	1,300,000	$ 0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2009	1,300,000	$ 0.15

Additional information regarding options outstanding as of June 30, 2009 is as follows:

		Options outstanding		Options exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual life	exercise		exercise
price	outstanding	(years)	price	Number	price

$ 0.15	1,300,000	8.00	$0.15	1,300,000	$0.15

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

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2009, the value of the unvested options was $Nil.

10. Costs and Estimated Earnings on Uncompleted Contracts

	December 31,	June 30,
	2009	2009

Costs incurred on uncompleted contracts	$2,293,591	$1,225,215
Estimated earnings	2,009,284	746,096
	4,302,875	1,971,311

Less: Billings to Date	(4,180,834)	(2,231,814)

	$122,041	$(260,503)

Included in accompanying balance sheets under the following captions:
Costs of uncompleted contracts in excess of billings	$210207	$37,097
Billings on uncompleted contracts in excess of costs and estimated revenues	(88,166)	(297,600)
	$(122,040)	$(260,503)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

11. Related Party Transactions

During the period ended December 31, 2009, the Company’s wholly owned subsidiary paid $507,866 in management salaries to its President and Vice president which included bonuses of $445,536. Consulting fees of $46,982 were also incurred during the period. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $821,756 as of December 31, 2009.

12. Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to December 31, 2009 are approximately as follows:

Year ending
June 30
2010	15,445
2011	24,208
2012	19,064
2013	9,108
2014	7,211

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $139,230 (CDN$150,000) along with annual car allowances of $13,923 (CDN$15,000).

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2009

13. Concentrations of risk

At December 31, 2009, two customers accounted for 40% (2008 – three significant customers accounted for 43%) of trade accounts receivable.

For the period ended December 31, 2009, two significant customers accounted for 21% (2008 – one significant customer accounted for 10%) of revenue and one of the customers individually accounted for more than 10% of revenue.

For the period ended December 31, 2009, three significant suppliers accounted for 26% (2008 – three significant suppliers accounted for 35%) of purchases.

For the period ended December 31, 2009, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers.

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

Our Current Business

We currently operate two distinct lines of business. Through our wholly owned subsidiary Smart-Tek Communications Inc. we operate in the business of design, sale, installation and service of security technology with electronic hardware and software products. Our projects range from residential and commercial developments to system upgrades and monitoring contracts. Customers include major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. Currently, 100% of the Company’s operations are in Canada. We have a sales and technical installation team with over 50 years of experience specializing in the design, sales, installation and service of CCTV, access control, intercom, security, structured cabling and wireless communication systems.

On June 17, 2009, we determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies. In connection with the expansion of business operations, we incorporated a subsidiary, Smart-Tek Automated Services, Inc. (“Smart-Tek Automated”), a private Nevada corporation through which we operate our new line of business. Since its inception, Smart-Tek Automated Services Inc. has provided services to small and medium-size businesses, relieving its clients from many of the day-to-day tasks that negatively impact their core business operations, such as payroll processing, human resources support, workers' compensation insurance, safety programs, employee benefits, and other administrative and aftermarket services predominantly related to staffing - staff leasing, temporary staffing and co-employment. We intend to continue to expand this new business in the next twelve months.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long term viability depends on our ability to grow our subsidiary’s business to fund the continuation of our consolidated business operations.

Recent Corporate Developments

Since the commencement of our second quarter ended December 31, 2009, we experienced the following significant corporate developments:

1.

During the quarter, the Company’s wholly owned subsidiary, Smart-Tek Automated Services Inc., opened offices in Los Angeles, Marlton, New Jersey and Colorado. The Colorado office is intended to provide sales and client service support for customers in Colorado, New Mexico, Kansas, Oklahoma and Missouri. The decision to open a new sales office was due to the sales growth Smart-Tek Automated experienced in these geographical areas.

2.	During the quarter Smart-Tek Automated experienced an increase in the number of clients engaging the Company for staffing and payroll services, bringing the total number of clients to 38.

3.

In January, 2010 Smart-Tek Automated signed a leasing agreement with F.W. Davison to use a high performance PEO software that integrates payroll, human resources, benefits administration, billing and accounts receivable.

4.

In January, 2010 Smart-Tek Automated appointed Kelly Mowrey as COO. Kelly Mowrey, received BA from Stephens College, Magna Cum Laude and has over nine years experience in the PEO and Staffing Industry. Mowrey, most recently served as the Vice President of Corporate Sales for Allegiant Professional Business Services, Inc. In this role, Mowrey significantly increased by targeting large staffing firms and developing relationships with large brokers within the PEO industry. Mowrey has had over nine years of executive sales experience with public companies in our industry and provides a track record of developing a sales strategy to increase sales.

5.	In May, 2009 Brian Bonar was appointed as Chief Executive Officer of Smart-Tek Automated.

Marketing Partner Agreements

In August, 2009 Smart-Tek Automated entered into a strategic marketing partner agreement with ACEO Inc. Pursuant to the terms of the marketing agreement ACEO agreed to promote the business and services of the Company through various means including, among other things, providing for the assignment of payroll processing contracts of its existing clients to Smart-Tek Automated, developing qualified client leads for Smart-Tek Automated, collecting information concerning workers compensation from prospect to facilitate price quotations and perform such other marketing and support services for Smart-Tek Automated as it may from time to time require.

In consideration of these services Smart-Tek Automated agreed to: (i) pay for all employee wages, payroll taxes, state and federal unemployment insurance, claims and workers compensation premiums of all clients referred; and (ii) provide recruitment, reference checks, initial interviews, pre-employment and random drug testing services. Under the terms of the agreement ACEO agreed to wire monies to the Company on a weekly basis in an amount equal to the gross wages plus applicable taxes, workers compensation and the administrative fees set out in the schedules to the agreement, which fees include a fee of 1% of gross payroll, deductible workers compensation expenses of $1,000 per occurrence and worker’s compensation fees at a rate of 75% of GIC manual rate for the clients listed in the schedules to the agreement. The agreement may be terminated by either party without cause. If the agreement is terminated without cause the parties agree to enter into a client transition agreement to allow for the transition of clients back to ACEO.

Since the Company’s entry into ACEO Inc. agreement, the Company has entered into agreements with 28 of the companies listed in the schedules to the marketing agreement. ACEO is a sales brokerage and payroll outsourcing firm that brokers submissions to numerous professional employment organizations (PEO). Smart-Tek Automated is in the process of having each client sign a new contract directly with Smart-Tek Automated. We hope to have this completed by the end of our next quarter.

RESULTS OF OPERATIONS

Six Month Summary

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2009	2008
Revenue	$5,006,829	$1,744,551	187%
Selling, General and Administrative Expenses	1,101,744	540,420	104%
Interest expense	(3,668)	(2,835)	29%
Net Income (Loss)	$384,086	($40,611)	1,046%

Revenue

The 187% increase in revenues for the six months ended December 31, 2009 as compared to the comparative period in 2008 is primarily attributable to: (i) the continued development of our payroll and staffing business through Smart-Tek Automated; and (ii) an increase in business during the period for our security business through Smart-Tek Communications Inc. During the period ended December 31, 2009 we had a gross profit of 1,489,498 as compared to a gross profit of $502,644 during the comparative period in 2008. The business of our subsidiary Smart-Tek Automated accounted for 27.8% of our gross profit and 39.4% of our total revenues during the period.

At December 31, 2009, two customers accounted for 40% of trade accounts receivable. For the six months ended December 31, 2009: two significant customers accounted for 21% of revenue, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers and three significant suppliers accounted for 26% of purchases.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2009	2008
Selling, General and Administrative Expenses	$1,101,744	$540,420	104%
Cost of revenue and service delivery	3,517,331	1,241,907	183.2%
Interest expense	3,668	2,835	(29.4%	)
Total Expenses	$4,622,743	$1,785,162	159%

Selling, General and Administrative

The 104% increase in our selling, general and administrative expenses and the overall increase in our total expenses of 4,177,113 for the six month period ended December 31, 2009 from the comparative period in 2008 was primarily due to: (i) increased professional fees associated with preparing and filing our periodic reports under the Securities Exchange Act of 1934 and litigation costs; (ii) increased expenses associated with the development of the business of our subsidiary Smart-Tek Automated; and (iii) increased expenses associated with the cost of revenue and service delivery during the period.

During the period ended December 31, 2009, the Company’s wholly owned subsidiary paid $507,866 in management salaries to its President and Vice president which included bonuses of $445,536. Consulting fees of $46,982 were also incurred during the period. Amounts due to officers and directors were $821,756 as of December 31, 2009.

Liquidity and Capital Resources

Working Capital
	Six Months
	Ended		Percentage
	December 31,	Year Ended	Increase/
	2009	June 30, 2009	(Decrease)
Current Assets	$3,675,749	$986,225	272.7%
Current Liabilities	4,343,089	2,294,927	89.2%
Working Capital Deficiency	($667,340)	($1,308,702)	(49%	)

Cash Flows
	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase/
	2009	2008	(Decrease)
Cash from (used in) Operating Activities	$35,843	($190,250)	188.8%
Cash (used in) Investing Activities	($77,257)	($6,158)	1,254.6%
Cash provided by Financing Activities	$508,812	$117,172	334.2%
Net Increase (Decrease) in Cash	$438,724	($8,345)	5,357.3%

We had cash on hand of $511,996 and a working capital deficit of $(667,340) as of December 31, 2009 compared to cash on hand of $73,272 and working capital deficit of $(1,308,702) for the year ended June 30, 2009. We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We had cash from operating activities in the amount of $304,582 during the six months ended December 31, 2009 as compared to cash used in operating activities of $190,250 in the comparative period in 2008. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $77,257 during the six months ended December 31, 2009. Cash used in investing activities was funded by cash from financing activities. At December 31, 2009 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

Cash from Financing Activities

We had cash of $508,812 from financing activities during the six months ended December 31, 2009, an increase of 334.2% from the comparative period in 2008. Cash provided by financing activities during the period increased primarily due to an increase in loans from shareholders.

Current Capitalization

As at the date of this quarterly report, there are 69,314,124 shares of common stock and 1 share of Class A preferred stock issued and outstanding.

As at February 19, 2010, options outstanding are as follows:

	Shares	Average
		Exercise Price
Balance as at February 19, 2010	1,300,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as at February 19, 2010	1,300,000	$0.15

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended December 31, 2009, the Company had net income of $384,086, had cash flow from operations of $35,843, had a working capital deficiency of $667,340 and a shareholders’ deficiency of $131,592. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through December 31, 2010 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2009, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $195,000 was recognized as expense during the six months ended December 31, 2009. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At December 31, 2009, the value of the unvested options was $Nil.

Risks and Uncertainties

We have a general history of losses and may not operate profitability in the future.

We have incurred losses for the last four fiscal years. Our net losses and negative cash flow may continue for the foreseeable future. As of December 31, 2009, our accumulated deficit was $6,957,373. We believe that our planned growth and profitability will depend in large part on our ability to market our businesses and gain clients and to expand our relationships with existing clients as well as expanding our payroll and staffing business. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

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

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its unaudited condensed consolidated financial statements as at and for the period ended December 31, 2009, the Company's operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of salary payments to its officers. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

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
  Our ability to build brand recognition particularly for our new subsidiary Smart-Tek Automated;
  Timing of customer sales;
  Price competition;
  Our ability to upgrade and develop systems and infrastructure to accommodate growth;
  Our ability to attract and integrate new personnel in a timely and effective manner;
  General economic conditions, including economic conditions specific to the construction security services industries; and
  Real estate development market in the Greater Vancouver Area.

Most of our operating expenses are relatively fixed in the short-term. We may be unable to adjust spending rapidly to compensate for any unexpected sales shortfalls, which could harm our operating results. Because we only compete in the Greater Vancouver Area for our security business, we do not have the ability to predict future backlog with any certainty. Because of the above factors, you should not rely on period to period comparisons of results of operation as an indication of future performances.

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

At December 31, 2009, we had available federal net operating loss (NOL) carry-forwards of approximately $6,992,146. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Royce Biomedical Inc. and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)

Exhibit	Description
Number
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP (11)
10.11	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009 (11)
10.12	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009 (11)
10.13	Form of Debt Settlement and Subscription Agreement dated September 30, 2009 (11)
14.1	Amended and Restated Code of Ethics(10)
21.1	Subsidiaries(11)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By
/s/ Perry Law
Perry Law
Chief Executive Officer, Chief Financial Officer
and director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	February 19, 2010