Form 10-K/A
Smart-tek Solutions Inc
filed 2010-02-24
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

 ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No  ☐  N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 69,314,124 shares of common stock as of  October 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  N/A

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

Explanatory Note

Smart-Tek Solutions Inc., a Nevada corporation (the “Company”), is amending its Annual Report on Form 10-K (the “Annual Report”) to correct a typographical error with respect to the disclosure contained in Item 9A(T)- Controls and Procedures regarding the Company’s disclosure controls and procedures and internal control over financial reporting.

Other than the foregoing item, no part of the Annual Report on Form 10-K filed on October 13, 2009 is being amended, and the filing of this Annual Report on Form 10-K/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to October 13, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of June 30, 2009 these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of June 30, 2009.

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

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP (11)
10.11	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009(11)
10.12	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009(11)
10.13	Form of Debt Settlement and Subscription Agreement dated September 30, 2009(11)
14.1	Amended and Restated Code of Ethics(10)
21.1	Subsidiaries(11)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002
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

/s/ Brian Bonar
Brian Bonar
President

Date:           February 24, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Perry Law
Perry Law
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:           February 24, 2010

/s/ Brian Bonar
Brian Bonar
President and Director

Date:           February 24, 2010

/s/ Owen Naccarato
Owen Naccarato
Director

Date:           February 24, 2010