Form 10-Q
period 2010-03-31
Smart-tek Solutions Inc
filed 2010-05-14
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Quail Street, Newport Beach, CA 92660
(Address of principal executive offices) (zip code)

(858) 798-1644
(Registrant’s telephone number, including area code)

3702 South Virginia Street, Suite G12-401, Reno, NV 89502
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
Yes [   ]    No [   ]

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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 16, 2010, there were 69,314,124 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
March 31, 2010 and 2009

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at March 31, 2010 (Unaudited) and June 30, 2009

	March 31,	June 30,
	2010	2009
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$706,496	$73,272
Accounts receivable	1,107,855	639,284
Contract retention receivable	278,909	235,196
Cost of uncompleted contracts in excess of billings	189,865	37,097
Prepaid expenses and deposits	2,342,555	1,376
Total current assets	4,625,680	986,225

Equipment, net of accumulated depreciation	106,335	15,122

Goodwill	451,311	451,311

	$5,183,326	$1,452,658

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,626,366	$408,365
Bonus payable	748,144	240,744
Billings on uncompleted contracts in excess of costs and estimated revenues	142,246	297,600
Deferred revenue	15,259	12,389
Loans payable	-	310,265
Shareholder loans	821,756	625,392
Amounts due to officers and directors	685,641	400,172

Total current liabilities	5,039,412	2,294,927

Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, one (1) shares of Class A preferred issued and outstanding at March 31, 2010 and June 30, 2009	-	-
Common stock: $0.001 par value, 500,000,000, shares authorized, 69,314,124 issued and outstanding at March 31, 2010 and 447,589 issued and outstanding at June 30, 2009 respectively	69,314	448
Additional paid in capital	6,852,863	6,566,464
Accumulated other comprehensive loss	(113,666)	(67,722)
Accumulated deficit	(6,664,597)	(7,341,459)
Total stockholders’ equity (deficiency)	143,914	(842,269)

	$5,183,326	$1,452,658

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenue

Contract revenue	$3,288,324	$698,615	$8,283,106	$2,409,465
Services revenue	50,971	10,321	62,677	43,512
Other revenue	637	115	977	625
Total revenue	3,339,932	709,051	8,346,760	2,453,602

Cost of revenue and service delivery	2,219,070	597,347	5,736,401	1,839,254

Gross profit	1,120,862	111,704	2,610,359	614,348

Selling, general and administrative expenses	825,836	169,884	1,927,580	710,305

Operating income (loss)	295,026	(58,180)	682,779	(95,957)

Other expense
Interest	(2,249)	(1,057)	(5,917)	(3,892)

Net income (loss)	292,777	(59,237)	676,862	(99,849)

Currency translation adjustment	(17,270)	11,577	(45,944)	82,448

Comprehensive income	$275,507	$(47,660)	630,918	(17,401)

Earnings per share, basic and diluted	$0.01	$0.11	0.02	(0.04)

Weighted average shares outstanding, basic and diluted	36,693,734	447,589	36,693,734	447,589

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Nine months ended March 31, 2010
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2008	447,589	$448	$6,533,964	$(121,568)	$(7,205,092)	$(792,248)

Fair Value Options issued to employees	-	-	32,500	-	-	32,500

Net Loss	-	-	-	-	(136,367)	(136,367)

Currency translation adjustment	-	-	-	53,846	-	53,846

Balance – June 30, 2009	447,589	$448	$6,566,464	$(67,722)	$(7,341,459)	$(842,269)

Shares issued for Marketing
Partner Agreement	45,000,000	45,000	-	-	-	45,000
Shares issued for debt	23,866,535	23,866	286,399	-	-	310,265

Net Income	-	-	-	-	676,862	676,862

Currency translation adjustment	-	-	-	(45,944)	-	(45,944)

Balance – March 31, 2010	69,314,124	$69,314	$6,852,863	$(113,666)	$(6,664,597)	$143,914

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Operating Activities

Net income (loss)	$292,777	$(59,237)	$676,862	$(99,849)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	6,419	324	14,361	1,061
Amortization of deferred compensation	-	-	-	32,500
Marketing Partner Agreement	-	-	45,000	-

Changes in operating assets and liabilities
Accounts receivable	(129,826)	(62,483)	(468,571)	112,756
Contract retention receivable	65,347	14,564	(43,713)	48,511
Costs of uncompleted contracts in excess of billings	20,342	(15,055)	(152,768)	(267,352)
Prepaid expenses and deposits	(711,293)	46	(2,341,179)	301
Accounts payable and accrued liabilities	374,581	(73,158)	2,218,001	(200,251)
Bonus payable	291,424	(7,276)	507,400	(48,479)
Billings on uncompleted contracts in excess of costs and estimated revenues	54,079	17,248	(155,354)	45,876
Deferred revenue	3,216	317	2,870	(34)

Net cash used in operating activities	267,066	(184,710)	302,909	(374,960)

Investing activities

Purchase of equipment	(28,317)	-	(105,574)	(6,158)

Net cash used in investing activities	(28,317)	-	(105,574)	(6,158)

Financing activities

(Decrease) Increase in bank overdraft	-	24,795	-	(8,676)
Proceeds from shareholder loan	-	202,245	196,364	208,082
Proceeds from officers and directors	(26,979)	(55,361)	285,469	89,445

Net cash provided by financing activities	(26,979)	171,679	481,833	288,851

Effects of exchange rates on cash	(17,270)	11,557	(45,944)	82,448

Net increase (decrease) in cash	194,500	(1,474)	633,224	(9,819)

Cash and cash equivalents, beginning of period	511,996	42,900	73,272	51,245

Cash and cash equivalents, end of period	$706,496	$41,426	$706,496	41,426

Supplemental cash flow information
Interest paid	$2,249	$1,057	$5,917	$-

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

1.         Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Smart-tek Solutions Inc. (“the Company”) was incorporated in the State of Nevada on March 22, 1995.

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

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s term of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts, when necessary, equal to the estimated uncollectible amounts. There is an allowance for doubtful accounts as of March 31, 2010 of $4,432 (2009 – $7,986).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

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

Interest rate risk arises on the various rates at which the Company has obtained certain long-term debts. However, the Company expects to repay these obligations in full either at maturity or at terms set out in the specific agreements. Consequently, risk related to fluctuations on the bank prime is minimal. The remaining balance of long-term debt is based on fixed terms of interest. The Company expects to repay these amounts in full, thereby minimizing interest rate risk.

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
March 31, 2010

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
March 31, 2010

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

Recovery of long-lived assets

The Company adopted SFAS Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $1,851 for the period ended March 31, 2010.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

2.         Acquisitions

On April 15, 2005, the Company entered into a Share Exchange Agreement with Smart-tek Communications, Inc. (“SCI”) and with the sole shareholder of SCI to acquire all of the outstanding shares of SCI.

In exchange for the SCI shares, the Company issued to SCI’s shareholder, 1,000 common shares and 1 Class A Preferred Share of the Company. The preferred share will enable the holder to exercise the voting control over 40% of the Company upon issuance. The remaining 60% voting control is to be assigned to the outstanding common shares of the Company. Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period. In addition, the voting power of such preferred share shall decrease over a two year period so as to have 20% voting control 12 months after issuance, 10% voting control over 18 months after issuance and zero voting control 24 months after issuance at which time the preferred shares will be redeemed for no consideration. Subsequently, the preferred share was redeemed.

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

As of March 31, 2010 and June 30 2009, contract retention receivables were $278,909 and $235,196 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

4.         Equipment

			December 31			June 30
		Accumulated	2009		Accumulated	2009
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$27,170	$5,737	$21,433	$899	$762	$137
Office furniture & equipment	26,194	6,526	19,668	13,202	3,885	9,317
Leasehold improvements	15,617	15,617	-	15,617	15,617	-
Computer equipment under capital lease	2,140	1,869	271	2,140	1,791	349
Automobile	72,468	7,505	64,963	6,158	839	5,319

	$143,589	$37,254	$106,335	$38,016	$22,894	$15,122

5.         Bank Overdraft

At March 31, 2010, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $123,050 ($125,000 CDN) and is secured by a shareholder guarantee and $51,959 ($52,783 CDN) in the form of a term deposit. As of March 31, 2010, the Company had written checks of $Nil in excess of the operating line of credit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $95,150 (CDN$100,000).

6.         Shareholder loans

At March 31, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

7.         Loans payable

At March 31, 2010, the Company’s loans payable balance was $Nil (June 30, 2009 – $310,265).

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
March 31, 2010

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

At June 30, 2009, STS had available federal net operating loss (NOL) carry forwards of approximately $6,992,146. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2010 and June 30, 2009 as follows:

	March 31,	June 30,
	2010	2009

Deferred tax asset, beginning	$2,402,420	$2,409,732
Benefit (provision )of current year’s operating loss carry forward (gain)	(236,902)	(7,312)
Deferred tax asset, ending	$2,165,518	$2,402,420

Valuation allowance, beginning	$(2,402,420)	$(2,409,732)
Current year’s loss carry forward (provision)	236,902	(7,312)
Valuation allowance, ending	$(2,165,518)	$(2,402,420)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

9.        Capital Stock

At March 31, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

Common Stock

At March 31, 2010, there are 69,314,124 shares of common stock outstanding.

During the nine month period, the Company issued 45,000,000 common stock of the Company to Brian Bonar, a director of the Company based on the achievement certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009.

During the nine month period, the Company issued 23,866,535 common stock of the Company for the settlement of debt.

Preferred Shares

At March 31, 2010, there are no preferred shares outstanding.

10.      Costs and Estimated Earnings on Uncompleted Contracts

	March 31,	June 30,
	2010	2009

Costs incurred on uncompleted contracts	$2,851,299	$1,225,215
Estimated earnings	2,310,429	746,096
	5,161,728	1,971,311

Less: Billings to Date	(5,114,109)	(2,231,814)

	$47,619	$(260,503)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$189,865	$37,097
Billings on uncompleted contracts in excess of costs and estimated revenues	(142,246)	(297,600)
	$47,619	$(260,503)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2010

11.      Related Party Transactions

During the nine month period ended March 31, 2010, the Company’s wholly owned subsidiary paid $839,841 in management salaries to its President and Vice president which included bonuses of $713,488. Consulting fees of $68,641 were also incurred during the period. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $821,756 as of March 31, 2010.

12.      Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to March 31, 2010 are approximately as follows:

Year ending
June 30

2010	6,121

2011	24,484
2012	19,281
2013	9,212
2014	7,293

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $140,820 (CDN$150,000) along with annual car allowances of $14,082 (CDN$15,000).

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

Recent Corporate Developments

Since the commencement of our third quarter ended March 30, 2010, we experienced the following significant corporate developments:

1.

On March 12, 2010, Perry Law resigned his officer positions with the Company upon which Brian Bonar was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the issuer and Chairman of the Board. Mr. Law will continue as a Director of the Company and as President Smart-Tek Communication, a wholly owned subsidiary of the issuer.

2.

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

3.	During the quarter Smart-Tek Automated experienced an increase in the number of clients engaging the Company for staffing and payroll services, bringing the total number of clients to 38.

4.

In January, 2010 Smart-Tek Automated signed a leasing agreement with F.W. Davison to use a high performance PEO software that integrates payroll, human resources, benefits administration, billing and accounts receivable.

5.

In January, 2010 Smart-Tek Automated appointed Kelly Mowrey as COO. Kelly Mowrey received a BA from Stephens College, Magna Cum Laude and has over nine years experience in the PEO and Staffing Industry. Mowrey, most recently served as the Vice President of Corporate Sales for Allegiant Professional Business Services, Inc. In this role, Mowrey significantly increased by targeting large staffing firms and developing relationships with large brokers within the PEO industry. Mowrey has had over nine years of executive sales experience with public companies in our industry and provides a track record of developing a sales strategy to increase sales.

6.	In May, 2009 Brian Bonar was appointed as Chief Executive Officer of Smart-Tek Automated.

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

RESULTS OF OPERATIONS

Nine Month Summary

			Percentage
	Nine Months Ended		Increase/
	March 31,		(Decrease)
	2010	2009
Revenue	$8,346,760	2,453,602	240.2%
Selling, General and Administrative Expenses	1,927,580	710,305	171.4%
Interest expense	(5,917)	(3,892)	52.0%
Net Income (Loss)	$676,862	($99,849)	789%

Revenue

The 240.2% increase in revenues for the nine months ended March 31, 2010 as compared to the comparative period in 2009 is primarily attributable to: (i) the continued development of our payroll and staffing business through Smart-Tek Automated; and (ii) an increase in business during the period for our security business through Smart-Tek Communications Inc. During the period ended March 31, 2010 we had a gross profit of $2,610,359 as compared to a gross profit of $614,348 during the comparative period in 2009. The business of our subsidiary Smart-Tek Automated accounted for 51.2% of our gross profit and 53.6% of our total revenues during the period.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Nine Months Ended		Increase/
	March 31,		(Decrease)
	2010	2009
Cost of revenue and service delivery	5,736,401	1,839,254	211.9%
Selling, General and Administrative Expenses	$1,927,580	$710,305	171.4%
Interest expense	5,917	3,892	52.0%
Total Expenses	$7,669,898	$2,553,451	200.4%

Cost of revenue and service delivery

The Cost of revenue and service delivery for the nine month period ended March 31, 2010 was $5,736,401 compared to $1,839,254 for the same period prior year for an increase of $3,897,147 or 211.9% . The increase was primarily due to the business of our subsidiary Smart-tek Automated Services, which accounts for $3,139,881 of the increase with the balance of $757,266 relating to the core business.

Selling, General and Administrative

The 171.4% increase in our selling, general and administrative expenses of $1,217,275 for the nine month period ended March 31, 2010 from the comparative period in 2009 was primarily due to: (i) increase of $603,135 due to the business of our subsidiary Smart-tek Automated Services, (ii) increase of $525,971 (167.6%) in management fees, (iii) increase of $109,931 (113.5%) in entertainment, offset by decreases in other items of $21,762 (7.3%) .

During the nine month period ended March 31, 2010, the Company’s wholly owned subsidiary (“SCI”) paid $976,597 in salaries and wages of which included management salaries of $829,841 to its President and Vice president (which included bonuses of $713,488).

Net Income

Net Income for the nine months ending March 31, 2010 is $676,862 compared to a loss of $99,849 for the same period prior year. The net income of $676,862 consists of $730,625 in income from the new Smart-Tek Automated Services subsidiary, offset by a loss of $1,243 from the Smart-Tek Communications Inc. subsidiary plus corporate charges of $52,520.

Liquidity and Capital Resources

Working Capital

	Nine Months		Percentage
	Ended March	Year Ended	Increase/
	31, 2010	June 30, 2009	(Decrease)
Current Assets	$4,625,680	$986,225	369.0%
Current Liabilities	5,039,412	2,294,927	119.6%
Working Capital Deficiency	($413,732)	($1,308,702)	(68.4%)

Cash Flows

	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase/
	March 31, 2010	March 31, 2009	(Decrease)
Cash from (used in) Operating Activities	$302,909	($374,960)	180.8%
Cash (used in) Investing Activities	($105,574)	($6,158)	1,614.4%
Cash provided by Financing Activities	$481,833	$288,851	334.2%
Net Increase (Decrease) in Cash	$633,224	($9,819)	6549.0%

We had cash on hand of $706,496 and a working capital deficit of $(413,732) as of March 31, 2010 compared to cash on hand of $73,272 and a working capital deficit of $(1,308,702) for the year ended June 30, 2009. We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We had cash from operating activities in the amount of $302,909 during the nine months ended March 31, 2010 as compared to cash used in operating activities of $374,960 in the comparative period in 2009. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $105,574 during the nine months ended March 31, 2010. Cash used in investing activities was funded by cash from financing activities. At March 31, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment.

Cash from Financing Activities

We had cash of $481,833 from financing activities during the nine months ended March 31, 2010, an increase of 66.8% from the comparative period in 2008. Cash provided by financing activities during the period increased primarily due to an increase in proceeds from officers and directors.

Financing

During the quarter ended March 31, 2010, Smart-tek Automated Services secured a line of credit for $1,000,000 USD from J.P. Chase Manhattan Bank to facilitate its automatic withdrawals from client accounts as well as for the provision of direct deposit services to its clients.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Event

On April 19, 2010, the Company filed a preliminary proxy seeking the shareholders of the Company to vote on the following proposals:

1.	Approve the vend-out of our wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

2.	Approve the Smart-Tek Solutions 2010 Stock Compensation Plan.

3.	Change from a fiscal June year-end to a calendar December year end.

The main terms of the vend-out (sale) are s follows: The Company is selling its wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law for $1,021,757 which consists of the following -

(a)

$821,756 of the Purchase Price shall be paid and satisfied by setting-off the Vendor's indebtedness to the Purchaser pursuant to a Loan, including all accrued and unpaid interest there under up to the Closing Date, against the Purchase Price;

(b)	$1.00 of the Purchase Price shall be paid by the Purchaser transferring the Smart-Tek Shares to the Vendor as provided for in Section 6.3 hereof; and

(c)

$200,000 of the Purchase Price shall be paid and satisfied by the Purchaser for all amounts owed to Richardson Patel LLP pursuant to the Richardson Patel Litigation within ninety (90) days the signing of this document.

(d)	Purchaser consents to the cancellation of any outstanding options beneficially owned by him.

The Company feels it can best benefit the shareholders by concentrating its resources and efforts on the new business of Smart-tek Automated Services, Inc.

The Smart-Tek Solutions 2010 Stock Compensation Plan authorizes the company to sell or award up to 3,000,000 shares and/or options of the Company's Common Stock, $.001 par value per share, at current market price. The purpose of this plan is provide the Company with a means of compensating selected key employees (including officers) and directors of and consultants to the Company and its subsidiaries for their services rendered in connection with the development of Smart-Tek Solutions Inc. with shares of Common Stock of the Company.

The change from a June year-end to a December year-end to harmonize the Company’s year-rend with its business cycle.

On May 13, 2010 the Company received comments from the Securities and Exchange Commission to be cleared before a definitive proxy can be distributed.

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

Revenue Recognition – contract business

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

Revenue Recognition – PEO business

Revenues are comprised of the Company’s charges to clients for workers’ compensation insurance, administrative, and service fees based on periodic payrolls processed. The Company recognizes revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for reporting revenues gross when acting as a principal versus net as an agent. The Company records revenue on a net basis and does not include the gross payroll of its client company employees in its revenues.

Insurance Reserves

We maintain reserves for workers' compensation claims which are made up of estimated claims and estimated expenses related to settle the claims. These estimates are impacted by claims that have been reported but not settled and claims that have been incurred but not reported. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

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

The Company had two partially vested stock options outstanding at December 31, 2005 pursuant to employment agreements entered into between the Company’s and its president and vice-president. Under these agreements, the Company issued options to purchase up to 650,000 shares of its common stock at a purchase price of $0.15 per share that vest in equal quarterly installments over a three (3) year period. The Company calculated the fair value of the options to be 195,000 using our option pricing model, of which $195,000 was recognized as expense during the nine months ended March 31, 2010. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. At March 31, 2010, the value of the unvested options was $Nil.

Risks and Uncertainties

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

At March 31, 2010, we had available federal net operating loss (NOL) carry-forwards of approximately $6,992,146. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry-forwards to reduce future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Royce Biomedical Inc. and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)

Exhibit	Description
Number
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP (11)
10.11	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009 (11)
10.12	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009 (11)
10.13	Form of Debt Settlement and Subscription Agreement dated September 30, 2009 (11)
14.1	Amended and Restated Code of Ethics(10)
21.1	Subsidiaries(11)
31.1*	CEO and CFO Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer and director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 14, 2010