Form 10-Q/A
period 2010-03-31
Smart-tek Solutions Inc
filed 2010-08-05
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010 of Smart-Tek Solutions Inc. (the “Company”) filed on May 14, 2010 (the “Original Filing”), is being filed for the purpose of: correcting a typographical error with respect to the date of the Company’s initial registration statement filing on Form 10-SB included in the exhibit table under Item 6 of the Form 10-Q and to revise the disclosure under “Item 1. Legal Proceedings” to clarify the amounts paid as of the date of the Quarterly Report to Richardson & Patel LLP in connection with the negotiation of a settlement between the parties relating to certain amounts owed for legal services.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July, 2009 Smart-Tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which Smart-Tek would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of Smart-Tek’s issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. As of the date of this Quarterly Report: there has been no settlement of all amounts owed to Richardson & Patel, Richardson & Patel received and continues to hold the pledged shares and Smart-Tek has not made any payments to Richardson & Patel.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek Solutions Inc. dated March 8, 2005 (3)
10.2	Share Exchange Agreement between Royce Biomedical Inc. and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Form of Debt Settlement and Subscription Agreement dated June 23, 2008 among Smart-Tek Solutions Inc., Perry Law, P5 Holdings Ltd., Joe Law, Denis Gallant and Gev 2000 KFT(7)
10.8	Lease Agreement between Smart-Tek Communications, Inc. and Protec Installations Group dated March 1, 2008(8)

Exhibit	Description
Number
10.9	Marketing Partner Agreement dated June 17, 2009 among Smart-Tek Solutions Inc., Smart-Tek Automated Systems Inc. and Brian Bonar.(9)
10.10	Settlement Agreement and General Release made as of July 10, 2009 between Smart-Tek Solutions Inc. and Richardson Patel LLP (11)
10.11	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009 (11)
10.12	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009 (11)
10.13	Form of Debt Settlement and Subscription Agreement dated September 30, 2009 (11)
14.1	Amended and Restated Code of Ethics(10)
21.1	Subsidiaries(11)
31.1*	CEO and CFO Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed March 9, 2000.
(2)	Incorporated by reference to our Registration Statement on Form 10-SB, filed March 9, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer and director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 4, 2010