Form 10-K
period 2010-06-30
Smart-tek Solutions Inc
filed 2010-10-15
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-29895

SMART-TEK SOLUTIONS INC.
(Name of small business issuer in its charter)

Nevada	98-0206542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Quail Street, Suite 100, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 798-1644

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ]    No [x]

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
[x]

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
Yes [ ]    No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,871,271 based on a price of $0.36 per share, being the average of the bid and ask prices of the issuer on the Over-the-Counter Bulletin Board on June 30, 2010.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]    No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 30, 2010, there were 69,314,124 shares of common stock, par value $0.001, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [x]

     ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

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

ITEM 1. BUSINESS

Present Business

Smart-tek Solutions Inc. has two business lines. Through our wholly owned subsidiary Smart-Tek Communications Inc. (“SCI”) we specialize in the design and development of Radio Frequency Identification (RFID) integration, monitoring and tracking solutions to meet industry demands. SCI operates in the business of design, sale, installation and service of security technology with electronic hardware and software products. Our projects range from residential and commercial developments to system upgrades and monitoring contracts

Through our wholly owned subsidiary Smart-Tek Automated Services Inc. (“STASI”) we provide professional employer organization (“PEO”) services. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services.

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

4.

On September 14, 2009 Smart-Tek issued 45,000,000 restricted shares of its common stock to Brian Bonar, a director of the Company. Mr. Bonar was issued the shares based on Mr. Bonar achieving certain milestone targets for annualized sales as set out in the Marketing Partner Agreement dated June 17, 2009 between the Company and Mr. Bonar.

5.

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

The Company incorporated Smart-Tek Automated Services Inc. on February 11, 2009 in the anticipation of starting a to-be determined new business line. The Company incorporated Smart-Tek Automated Services Inc.’s new business line officially started with the signing of the June 2009 marketing agreement with Brian Bonar.

Products and Services

Through our wholly-owned subsidiary, Smart-tek Communication Inc. (“SCI”), we specialize in the design, sale, installation and service of the latest and most sophisticated security technology in the Greater Vancouver Area. Customers for SCI’s products and services include land developers, general and electrical contractors, hospitals, corporations, law enforcement agencies and retail facilities.

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

Product Liability Insurance

Smart-Tek Automated Services, Inc. does not carry product liability insurance. Smart-Tek Communications, Inc. carries product liability insurance.

Competition

We face competition from four or five competitors in our target market in the security and surveillance technology industry. In general, we believe that our current primary competitive advantages include product and service quality at competitive pricing and our long-standing relationships with our customers as evidenced by its stellar customer retention.

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

Not Applicable.

Research and Development Plan

Not Applicable.

Employees

Smart-Tek Communications, Inc. has 14 full time employees.

Smart-Tek Automated Services, Inc has 10 full time employees.

ITEM 1A. RISK FACTORS

Not applicable.

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

Smart-Tek Automates Services Inc. maintains an executive office of approximately 1,200 square feet at 11838 Bernardo Plaza Ct Suite 240 San Diego, CA 92128. The Company does not have a lease and pays $2,500 a month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

In July, 2009 Smart-Tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which Smart-Tek would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of Smart-Tek’s issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. As of the date of this Annual Report the Company has not made any payments and is in default of this agreement.

ITEM 4. (REMOVED AND RESERVED)

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Fiscal Quarter Ended	High	Low
2010
4th Quarter April 1, 2010 – June 30, 2010	$1.24	$0.26
3rd Quarter January 1, 2010 – March 31, 2010	$0.685	$0.355
2nd Quarter October 1, 2009 – December 31, 2009	$0.04	$0.01
1st Quarter July 1, 2009– September 30, 2009	$0.01	$0.01
2009
4th Quarter April 1, 2009 – June 30, 2009	$0.02	$0.002
3rd Quarter January 1, 2009 – March 31, 2009	$0.11	$0.001
2nd Quarter October 1, 2008 – December 31, 2008	$0.013	$0.001
1st Quarter July 1, 2008– September 30, 2008	$0.02	$0.004

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209 US.

Holders of our Common Stock

As of September 30, 2010, there were 384 total registered shareholders holding 69,314,124 shares of our issued and outstanding common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

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

Plan of Operation

Short Term

Smart-Tek Communications Inc.: Continue to rely on current relationships as our primary means of marketing the security technology products and services in the Greater Vancouver Area.

Smart-Tek Automated Services Inc.: Continue to concentrate of signing up new brokers who have a large book of business that we can service.

Long Term

Smart-Tek Automated Services Inc.: Our current strategy is to expand our service business, including staff leasing, PEO services, and value added products and services to small and medium-size businesses.

      PEO Business Environment

We provide professional employer organization outsourcing (PEO) and human resources services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, employee benefits administration, risk management and human resource administration. These services relieve existing and potential customers of the burdens associated with personnel management and control.

As a human resource department and strategic business partner for our clients, our service offerings allow our clients to:

  comply with ever evolving complex employment related regulatory and tax issues;
  increase productivity by improving employee satisfaction and retention;
  reduce payroll expenses with lower workers' compensation costs; and
  focus on core business activities instead of human resource matters.

Our main business, a co-employment or PEO contract arrangement, we become a co-employer of the client's existing workforce and assume some or all of the client's human resource management responsibilities.

Our business continues to experience some liquidity problems. Accordingly, year-to-year comparisons may be of limited usefulness as our business continues to seek growth.

Our current strategy is to expand our service business, including staff leasing, PEO services, and value added products and services to small and medium-size businesses.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our September 30, 2008 financial statements included elsewhere in this Form 10K includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth. In addition, we are delinquent in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and renegotiating existing obligations. In addition, we continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

There can be no assurance that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any equity or debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company.

             PEO Market Overview

The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980's. While various service providers have been available to assist these businesses with specific tasks, companies like ours emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. We assume broad aspects of the employer/employee relationship for our clients. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

We believe that the demand for our services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

RESULTS OF OPERATIONS

Year Ended June 30, 2010 Summary

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010 which are included herein.

	June 30, 2010	June 30, 2009	Percentage
			Increase/
			(Decrease)
Revenue	$12,038,390	$3,274,139	267.7%
Expenses	3,301,563	807,250	309.0%
Interest Expense	9,616	44,549	(78.4%	)
Net Income	$203,080	$(136,367)	248.9%

Revenue

The 267.7% increase in revenues for the twelve months ended June 30, 2010 as compared to the comparative period in 2009 is primarily attributable to: (i) the continued development of our payroll and staffing business through Smart-Tek Automated; and (ii) a slight increase in business during the period for our security business through Smart-Tek Communications Inc. During the twelve month period ended June 30, 2010 we had a gross profit of $3,514,159 as compared to a gross profit of $715,433 for an increase of 42,798,826 of 391.2% during the comparative period in 2009. The business of our subsidiary Smart-Tek Automated accounted for 60.8% of our gross profit and 61.5% of our total revenues during the period.

Expenses

Our expenses for the years ended June 30, 2010 and June 30, 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2010	June 30, 2009	Increase/
			(Decrease)
Selling, general and administrative expenses	$3,301,563$	807,250	309.0%
Cost of revenues and service delivery	8,607,646	2,558,706	236.4%
Interest expense	9,616	44,550	(78.4%	)
Total expenses	$11,918,824$	3,410,506	249.5%

Cost of revenue and service delivery

The Cost of revenue and service delivery for the twelve month period ended June 30, 2010 was $8,607,646 compared to $2,558,706 for the same period prior year for an increase of $6,048,940 or 236.4% . The increase was primarily due to the business of our subsidiary Smart-tek Automated Services, which accounts for $5,349,529 of the increase with the balance of $3,258,117 relating to the core business.

Selling, General and Administrative

The 309.0% increase in our selling, general and administrative expenses of $2,494,313 for the twelve month period ended June 30, 2010 from the comparative period in 2009 was primarily due to: (i) increase of $1,640,265 due to the business of our subsidiary Smart-tek Automated Services, (ii) increase of $728,273 (64.4%) in management fees, (iii) increase of $93,643 (71.1%) in professional fees, and miscellaneous items of $32,132 (11.7%) .

Net Income

Net Income for the twelve months ending June 30, 2010 is $203,080 compared to a net loss of ($136,367) or an increase of $339,447 (248.9%) for the same period prior year. The net income consists of $490,340 in income from the new Smart-Tek Automated Services subsidiary, offset by a loss of ($157,228) from the Smart-Tek Communications Inc. subsidiary plus corporate charges of ($130,032).

Liquidity and Financial Condition

Working Capital

	At June 30, 2010	At June 30, 2009	Percentage
			Increase/
			(Decrease)
Current assets	$3,114,593	$986,225	215.8%
Current liabilities	4,108,871	2,254,759	82.2%
Working capital (deficiency)	$(994,278)	$(1,268,534)	(21.6%	)

Cash Flows

	Year Ended
	June 30,	June 30,	Percentage
	2010	2009	Increase/
			(Decrease)
Cash flows used in operating activities	$738,665	$(3,092)	23989.6%
Cash flows used in investing activities	(112,932)	(14,633)	(671.8%	)
Cash flows provided by financing activities	(128,375)	(14,094)	(810.8%	)
Effects of exchange rates on cash	(154,241)	53,846	(386.4%	)
Increase (decrease) in cash during period	$343,117	$22,027	1457.7%

We had cash on hand of $416,389 and a working capital deficit of $994,278 as of June 30, 2010 compared to cash on hand of $73,272 and working capital deficit of $1,308,701 for the year ended June 30, 2009. We anticipate that we will incur approximately $2,500,00 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We generated cash from operating activities in the amount of $738,665 for the fiscal year ended June 30, 2010 as compared to cash used in operating activities of $3,092 in the comparative period in 2009. Cash from operating activities resulted from the increased revenues from the business of our new Smart-Tek Automated Services, Inc. subsidiary.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $112,932 for the fiscal year ended June 30, 2010. Cash used in investing activities was funded by cash from financing activities. At June 30, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $821,756. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment. The interest was waived for the year ended June 30, 2010.

Cash from Financing Activities

We used cash of $128,375 from financing activities during the fiscal year ended June 30, 2010, an increase of $113,742 or 810.8% from the comparative period in 2009. Cash provided by financing activities during the period increased primarily due to an increase in proceeds from officers and directors.

Financing

During the quarter ended March 31, 2010, Smart-tek Automated Services secured a line of credit for $1,000,000 USD from J.P. Chase Manhattan Bank to facilitate its automatic withdrawals from client accounts as well as for the provision of direct deposit services to its clients.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net income of $203,080 and cash flow from operations of $738,665 during the year ended June 30, 2010, and had a working capital deficiency of $994,278 and a shareholders’ deficiency of $438,164. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that actions are presently being taken to revise the Company’s operating results. Management believes that the Company will have adequate cash to fund anticipated needs through June 30, 2011 and beyond primarily as a result of our contract backlog. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Future Financings

Based on the success of the Company’s new business line, management feels that its current operations will generate enough liquidity to satisfy its cash requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Event

On April 19, 2010, the Company filed a preliminary proxy seeking the shareholders of the Company to vote on the certain proposals. The Proxy was amended and refilled on August on August 20, 2010 to approve the sale of the Company’s wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

The aggregate purchase price of Smart-Tek Communications, Inc. is $821,757 allocated as follows:

(a)

$821,756 of the purchase price shall be paid and satisfied by setting-off the Company’s indebtedness to the Perry Law pursuant to a Loan, including all accrued and unpaid interest there under up to the date that the sale close; and

(b)	$1.00 of the purchase price shall be paid by Perry Law for transferring 32,817 shares owned by him to the Company; and

On September 15, 2010 the Company received comments from the Securities and Exchange Commission to be cleared before a definitive proxy can be distributed.

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

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of June 30, 2010 and 2009 and the related consolidated statements of operations and cash flows for the year then ended, and for the period since inception (March 22, 1995) to June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and cash flows for years then ended, and for the period from inception (March 22, 1995) to June 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses until the latest fiscal year. As discussed in Note 1 to the financial statements, the Company generated a net income of $203,080 and a cash flow from operations of $738,665 during the year ended June 30, 2010, however a working capital deficiency of $994,278 and a stockholders’ deficiency of $438,164 at June 30, 2010. It remains to be seen whether this improvement in operating results can continue. There is still substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
October 15, 2010

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As of June 30, 2010 and 2009

	2010	2009

Assets

Current assets
Cash and cash equivalents	$416,389	$73,272
Accounts receivable	1,041,593	639,284
Contract retention receivable	118,804	235,196
Cost of uncompleted contracts in excess of billings	11,713	37,097
Prepaid expenses and deposits	1,526,094	1,376

Total current assets	3,114,593	986,225

Equipment, net of accumulated depreciation	104,803	15,122

Goodwill	451,311	451,311

	$3,670,707	$1,452,658

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$2,287,493	$715,622
Accounts payable to related parties	1,227,210	640,916
Billings on uncompleted contracts in excess of costs and estimated revenues	73,117	297,600
Deferred revenue	21,027	12,389
Loans payable	-	310,265
Shareholder loans	500,024	318,134

Total current liabilities	4,108,871	2,294,926

Stockholders’ Deficiency

Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at June 30, 2010 and one (1) share issued and outstanding at June 30, 2009	-	-
Common stock: $0.001 par value, 500,000,000, shares authorized, 69,314,124 issued and outstanding at June 30, 2010 and 447,589 issued and outstanding at June 30, 2009 respectively	69,315	448
Additional paid in capital	6,852,863	6,566,465
Accumulated other comprehensive loss	(221,963)	(67,722)
Accumulated deficit	(7,138,379)	(7,341,459)

Total stockholders’ deficiency	(438,164)	(842,268)

	$3,670,707	$1,452,658

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended June 30, 2010 and 2009

	2010	2009
Revenue
Contract revenue	$12,038,390	$3,184,401
Services revenue	91,159	88,310
Other revenue	(7,644)	1,428
Total revenue	12,121,905	3,274,139
Cost of revenue and service delivery	8,607,646	2,558,706
Gross profit	3,514,259	715,433
Selling, general and administrative expenses	3,301,563	807,250
Operating income (loss)	212,696	(91,817)
Other expense
Interest	(9,616)	(44,550)
Net income (loss)	203,080	(136,367)
Currency translation adjustment	(154,241)	53,846
Comprehensive income (loss)	$48,839	$(82,521)
Earnings (loss) per share, basic and diluted	$0.01	$(0.18)
Weighted average shares outstanding, basic and diluted	53,863,199	447,589

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
For the years ended June 30, 2010 and 2009

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance – June 30, 2008	447,589	$448	$6,533,965	$(121,568)	$(7,205,092)	$(792,247)
Fair Value Options issued to employees	-	-	32,500	-	-	32,500
Net Loss	-	-	-	-	(136,367)	(136,367)
Currency translation adjustment	-	-	-	53,846	-	53,846
Balance – June 30, 2009	447,589	$448	$6,566,465	$(67,722)	$(7,341,459)	$(842,268)
Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000
Shares issued for settlement of debt	23,866,535	23,867	286,398	-	-	310,265
Net Income	-	-	-	-	203,080	203,080
Currency translation adjustment	-	-	-	(154,241)	-	(154,241)
Balance – June 30, 2010	69,314,124	$69,315	$6,852,863	$(221,963)	$(7,138,379)	$(438,164)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
For the years ended June 30, 2010 and 2009

	2010	2009

Operating activities

Net income (loss)	$203,080	$(136,367)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	23,251	2,258
Amortization of deferred compensation	-	32,500
Shares issued for Marketing Partner agreement	45,000	-
Shares issued for settlement of debt	310,265	-

Changes in operating assets and liabilities
Accounts receivable	(402,309)	(41,745)
Contract retention receivable	116,392	(8,474)
Costs of uncompleted contracts in excess of billings	25,384	14,490
Prepaid expenses and deposits	(1,524,718)	193
Accounts payable and accrued liabilities	1,571,871	104,262
Accounts payable to related parties	586,294	(12,277)
Billings on uncompleted contracts in excess of costs and estimated revenues	(224,483)	43,346
Deferred revenue	8,638	(1,278)

Net cash provided by (used in) operating activities	738,665	(3,092)

Investing activities
Purchase of equipment	(112,932)	(14,633)

Net cash used in investing activities	(112,932)	(14,633)

Financing activities
(Decrease) Increase in bank overdraft, net	-	(87,984)
Proceeds from shareholders loan	181,890	79,288
Proceeds from officer and directors	-	(5,398)
Repayment of loans payable	(310,265)	-

Net cash used in financing activities	(128,375)	(14,094)

Effects of exchange rates on cash	(154,241)	53,846

Net increase in cash	343,117	22,027

Cash, beginning of year	73,272	51,245

Cash, end of year	$416,389	$73,272

Supplemental cash flow information
Interest paid	$9,616	$44,550

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

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

On February 11, 2009, Smart-tek Automated Services Inc., a wholly owned subsidiary of the Company was incorporated in the State of Nevada for the purpose of adding a yet to be determined new business line. On June 17, 2010, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-tek Automated Services, Inc. Smart-tek Automated Services Inc. provides integrated and cost-effective management solutions in the area of human resources for public and private companies. Though Smart-tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services.

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

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At June 30, 2010 and 2009, the Company did not have any deposits in excess of federally insured limits.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an allowance for doubtful accounts as of June 30, 2010 of $11,628 (2009 – $3,871).

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

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
June 30, 2010

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

Advertising expenses

The Company expenses advertising costs as incurred which was $2,497 for the year ended June 30, 2010 (2009 -$1,110).

Earnings (loss) per share

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

   Level 1—Quoted prices in active markets for identical assets or liabilities.

   Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

   Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

At December 31, 2008 and September 30, 2008, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and notes payable approximate fair value because of their short maturity.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

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

As of June 30, 2010 and June 30 2009, contract retention receivables were $118,804 and $235,196 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

4. Equipment

			June 30			June 30
		Accumulated	2010		Accumulated	2009
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$29,781	$8,244	$21,537	$899	$762	$137
Office furniture & equipment	26,194	8,548	17,646	13,202	3,885	9,317
Computer equipment under capital lease	2,140	1,896	244	2,140	1,791	349
Automobile	77,216	11,840	65,376	6,158	839	5,319

	$135,331	$30,528	$104,803	$22,399	$7,277	$15,122

5. Bank Overdraft

At June 30, 2010, bank overdrafts covered by a revolving line of credit were $Nil (2009 - $Nil). The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $117,413 ($125,000 CDN) and is secured by a shareholder guarantee and $49,591 ($52,796 CDN) in the form of a term deposit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $93,930 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at June 30, 2010.

6. Shareholder loans

At June 30, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $500,024. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment. The Company’s president has waived any interest earned in fiscal 2010.

7. Loans payable

At June 30, 2010, the Company has outstanding loans payable in the amount of $Nil (2009 - $318,124). The loans are unsecured, bear no interest and have no fixed terms of repayment.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

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

The Company generated a deferred tax credit through net operating loss carry forwards. As of June 30, 2010 the company had federal and state net operating loss carry forwards of approximately $ that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At June 30, 2010, STS had available federal net operating loss (NOL) carry forwards of approximately $6,818,234. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2010 and June 30, 2009 as follows:

	2010	2009

Deferred tax asset, beginning	$2,457,460	$2,409,732
Benefit (provision )of current year’s operating loss carry forward (gain)	(71,078)	47,728
Deferred tax asset, ending	$2,386,382	$2,457,460

Valuation allowance, beginning	$(2,457,460)	$(2,409,732)
Current year’s loss carry forward (provision)	71,078	(47,728)
Valuation allowance, ending	$(2,386,382)	$(2,457,460)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

9. Common Stock

At June 30, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2010, there are 69,314,124 shares of common stock outstanding.

Preferred Stock

Pursuant to the share exchange agreement dated April 15, 2005, the Company agreed to issue one share of Class A preferred stock to the sole shareholder of SCI, Perry Law. The preferred share will enable the holder to exercise the voting control of 40% of the Company upon issuance. The remaining 60% voting control is to be assigned to the outstanding common shares of the Company. Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period. In addition, the voting power of such preferred share shall decrease over such two-year period so as to have 20% voting control 12 months after issuance, 10% voting control 18 months after issuance and zero voting control 24 months after issuance, at which time the preferred share will be redeemed by the Company for no consideration. This preferred share had no voting rights since April 15, 2007 and was redeemed prior to the June 30, 2010 fiscal year end.

10. Costs and Estimated Earnings on Uncompleted Contracts

	2010	2009
Costs incurred on uncompleted contracts	$1,247,521	$1,225,215
Estimated earnings	907,139	746,096
	2,154,660	1,971,311
Less: Billings to Date	(2,216,064)	(2,231,814)
	$(61,404)	$(260,503)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	11,713	37,097
Billings on uncompleted contracts in excess of costs and estimated revenues	$(73,117)	$(297,600)
	$(61,404)	$(260,503)

11. Related Party Transactions

During the year ended June 30, 2010, Smart-tek Communications Inc. (a wholly owned subsidiary) paid $1,130,006 in management salaries to its President and Vice president which included bonuses of $845,671 and consulting fees of $83,445. Such costs have been reflected in the accompanying statement of operations.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

11. Related Party Transactions - continued

During the year ended June 30, 2010, Smart-tek Automated Services Inc. (a wholly owned subsidiary) paid consulting fees of $73,430 to a company controlled by an officer of the Company. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $1,227,210 as of June 30, 2010.

12. Commitments

Operating leases
The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the four years subsequent to June 30, 2010 are approximately as follows:

Year ending
June 30
2011	22,423
2012	17,659
2013	8,437
2014	6,679

Employment agreements
The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $140,895 (CDN$150,000) along with annual car allowances of $14,090 (CDN$15,000).

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2010

12. Commitments, continued

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

Settlement agreement

In July, 2009 Smart-Tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which Smart-Tek would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of Smart-Tek’s issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. As of the date of this Annual Report: there has been no settlement of all amounts owed to Richardson & Patel, Richardson & Patel received and continues to hold the pledged shares and Smart-Tek has not made any payments to Richardson & Patel.

15. Subsequent events

On August 20, 2010, the Company filed a preliminary 14A proxy to approve the sale of the Company’s wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

The aggregate purchase price of Smart-Tek Communications, Inc. is $821,757 allocated as follows:

(a)

$821,756 of the purchase price shall be paid and satisfied by setting-off the Company’s indebtedness to the Perry Law pursuant to a Loan, including all accrued and unpaid interest there under up to the date that the sale close; and

(b)	$1.00 of the purchase price shall be paid by Perry Law for transferring 32,817 shares owned by him to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at June 30, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Perry Law	Chief Executive Officer and Chief Financial Officer of Smart-Tek Communications Inc, and Director of Smart-Tek Solutions, Inc.	47	September 30, 2006
Brian Bonar	Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer President and Director	63	May 29, 2009
Owen Naccarato	Director	61	September 29, 2009

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

Brian Bonar on March 12, 2010, was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the issuer and Chairman of the Board. Prior to this, Mr. Bonar was appointed to the STTN Board on May 29, 2009 and named President of STTN on September 17, 2009. MR. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies. From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds the Honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK.

Owen Naccarato, was appointed as a Director on September 29, 2009. Mr. Naccarato has for the last fourteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the California State Bar Association, the Orange County and the Los Angeles County Bar Associations and their respective corporate law sections. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University.

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

Compensation of Directors

Directors do not receive compensation their duties as a director.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended June 30, 20010by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Perry Law(1) Director	2010 2009	78,800 78,800	132,040 132,040	Nil Nil	Nil Nil	Nil Nil	Nil Nil	725,742 Nil	936,582 210,920
Stephen Platt(2) Vice President of Smart-Tek Communications Inc.	2010 2009	85,311 85,311	108,032 108,032	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	193,343 193,343
Brian Bonar(3) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	2010	388,415							388,415
Kelly Mowrey Chief Operating Officer	2010	280,000	24,000						304,000

(1)

Mr. Perry Law has been the President and CEO of Smart-tek Communications Inc. since its inception. Smart-tek Communications is the wholly-owned subsidiary of Smart-tek Solutions. Mr. Law resigned President and CEO of Smart-tek Solutions on March 5, 2010 effective March 5, 2010.

(2)	Stephen Platt is the Vice-President of Smart-tek Communications Inc., our wholly owned subsidiary.

(3)

Mr. Brian has been the President and CEO of Smart-tek Automated Services, Inc, since May, 29, 2009 its inception. Smart-tek Automated Services, Inc. is a wholly-owned subsidiary of Smart-tek Solutions. Mr. Bonar became CEO of Smart-tek Solutions on March 5, 2010 effective March 5, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLANS

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Brian Bonar	o	o	o	o	o	o	o	o	o
Perry Law	o	o	o	o	o	o	o	o	o
Stephen Platt	o	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Bonar	$0	0	0	0	0	0	$0
Perry Law	$0	0	0	0	0	0	$0
Owen Naccarato	$0	0	0	0	0	0	$0

Options/SAR Grants in the Last Fiscal Year:

None

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

HEALTH INSURANCE FOR EMPLOYEES

Smart-tek Automated Services – yes

Smart-tek Communications Inc - yes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2010, there were 69,314,124 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1)
Common Stock	Perry Law Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	32,817	0%
Common Stock	Brian Bonar 1100 Quail Street, Suite 100 Newport Beach, CA 92660	45,000,000	64.9%
Common Stock	Owen Naccarato 1100 Quail Street, Suite 100 Newport Beach, CA 92660	-	-
Common Stock	Directors and Officers as a group (1)	45,032,817	64.9%
5% Stockholders
Common Stock	Brian Bonar 1100 Quail Street, Suite 100 Newport Beach, CA 92660	45.000.000	64.9%

Notes
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 64,314,124 shares of common stock issued and outstanding as of September 30, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, none of the following parties has, since commencement of our fiscal year ended June 30, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

3.

During the year ended June 30, 2010, the Company’s wholly owned subsidiary, Smart-Tek Communications paid $1,130,005 management salaries and bonuses to its President and Vice president as of June 30, 2010.

4.

At June 30, 2010 Smart-Tek is indebted to a company controlled by Perry Law in the amount of $838,795. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment. The interest for the fiscal year June 30, 2010 has been waived by Mr. Law.

5.

During the year ended June 30, 2010, the Company’s wholly owned subsidiary, Smart-Tek Automated Services, Inc. paid $388,415 in management salaries to its President which included bonuses of $Nil and consulting fees of $Nil.

Brian Bonar is a controlling party of Dalrada Financial Corp. who has a consulting arrangement with Smart-tek Automated Services, Inc. During the fiscal year ended June 30, 2010, Dalrada invoiced Smart-tek Automated Services Inc., $73,430 for services rendered.

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

	Year Ended
	June 30, 2010	June 30, 2009
Audit Fees	$12,000	$10,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$12,000	$10,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/x/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	October 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law
Perry Law
Director

Date:	October 15, 2010

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	October 15, 2010

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	October 15, 2010