Form 10-Q
period 2010-09-30
Smart-tek Solutions Inc
filed 2010-11-12
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [  ]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 15, 2010, there were 69,314,124 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Three Months Ended September 30, 2010 and 2009
(Unaudited)

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at September 30, 2010 (Unaudited) and June 30, 2010

	September 30,	June 30,
	2010	2010
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$675,223	$416,389
Accounts receivable	1,824,897	1,041,593
Contract retention receivable	116,258	118,804
Cost of uncompleted contracts in excess of billings	128,834	11,713
Prepaid expenses and deposits	2,202,400	1,526,094

Total current assets	4,947,612	3,114,593

Equipment, net of accumulated depreciation	96,691	104,803

Goodwill	451,311	451,311

	$5,495,614	$3,670,707

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$3,403,536	$2,287,493
Accounts payable to related parties	1,246,698	1,227,210
Billings on uncompleted contracts in excess of costs and estimated revenues	157,287	73,117
Deferred revenue	13,869	21,027
Shareholder loans	518,382	500,024

Total current liabilities	5,339,772	4,108,871

Stockholders’ Deficiency

Preferred stock, $0.001 par value, 5,000,000 shares
authorized, zero shares of Class A preferred issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Common stock: $0.001 par value, 500,000,000, shares
authorized, 69,314,124 issued and outstanding at September 30, 2010 and June 30, 2010	69,315	69,315
Additional paid in capital	6,852,863	6,852,863
Accumulated other comprehensive loss	(241,919)	(221,963)
Accumulated deficit	(6,524,417)	(7,138,379)

Total stockholders’ deficiency	155,842	(438,164)

	$5,495,614	$3,670,707

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Loss
Three months ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenue
Contract revenue	$5,240,037	$1,804,257
Services revenue	40,807	17,997
Other revenue	92	386
Total revenue	5,280,936	1,822,640

Cost of revenue and service delivery	3,868,328	1,197,281

Gross profit	1,412,608	625,359

Selling, general and administrative expenses	792,419	788,023

Operating income (loss)	620,189	(162,664)

Other expense
Interest	(6,227)	(1,936)

Net income (loss)	613,962	(164,600)

Currency translation adjustment	(19,956)	(30,957)

Comprehensive income (loss)	$594,006	$(195,557)

Loss per share, basic and diluted	$0.01	$(0.02)

Weighted average shares outstanding, basic and diluted	69,314,124	8,273,676

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Three months ended September 30, 2010
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2009	447,589	$448	$6,566,465	$(67,722)	$(7,341,459)	$(842,268)

Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000

Shares issued for settlement of debt	23,866,535	23,867	286,398	-	-	310,265

Net Income	-	-	-	-	203,080	203,080

Currency translation adjustment	-	-	-	(154,241)	-	(154,241)

Balance – June 30, 2010	69,314,124	$69,315	$6,852,863	$(221,963)	$(7,138,379)	$(438,164)

Net Income					613,962	613,962

Currency translation adjustment				(19,956)		(19,956)

Balance – September 30, 2010	69,314,124	$69,315	$6,852,863	(241,919)	(6,524,417)	155,842

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
Three months ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Operating activities

Net income (loss)	$613,962	$(164,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,112	3,271
Shares issued for Marketing Partner Agreement	-	45,000

Changes in operating assets and liabilities
Accounts receivable	(783,304)	(81,776)
Contract retention receivable	2,546	(123,153)
Costs of uncompleted contracts in excess of billings	(117,121)	(13,160)
Prepaid expenses and deposits	(676,306)	(212)
Accounts payable and accrued liabilities	1,116,043	95,537
Accounts payable to related parties	19,488	-
Bonus payable	-	469,096
Billings on uncompleted contracts in excess of costs and estimated revenues	84,170	(172,932)
Deferred revenue	(7,158)	607

Net cash provided by operating activities	260,432	57,678

Investing activities
Purchase of equipment	-	(62,506)

Net cash used in investing activities	-	(62,506)

Financing activities
Proceeds from shareholders loan	18,358	196,364
Proceeds from officer and directors	-	35,618

Net cash provided by financing activities	18,358	231,982

Effects of exchange rates on cash	(19,956)	(30,957)

Net increase in cash	258,834	196,197

Cash and cash equivalents, beginning of period	416,389	73,272

Cash and cash equivalents, end of period	$675,223	$269,469

Supplemental cash flow information
Interest paid	$6,227	$1,936

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

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

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At September 30, 2010 and June 30, 2010, the Company did not have any deposits in excess of federally insured limits.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an allowance for doubtful accounts as of September 30, 2010 of $12,021 (June 30, 2010 – $11,628).

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

Equipment

Equipment, including computer equipment under capital lease agreements, is accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 360: Property Plant and Equipment. It is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the related assets ranging from 3 to 5 years. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to FASB ASC 350 (SFAS No.142), “Goodwill and Other Intangible Assets”. Under ASC 350 , intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Income taxes

In accordance with FASB ASC 740 (SFAS No. 109), “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax asset for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

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

When calculating the amount of total profit or loss on a long-term contract, unapproved claims are recorded as revenue when collection is deemed probable based upon the four criteria for recognizing unapproved claims under the FASB Topic 605-35: Construction Type Production Type Contracts. The Company is actively engaged in claims negotiations with customers and the success of the claims negotiations have a direct impact on the profit or loss recorded for any long-term contract. On a quarterly basis, significant contracts are reviewed. However, there are many factors that impact future costs, including but not limited to, weather, inflation, labor and community disruptions, timely availability of materials, productivity and other factors. These factors can affect the accuracy of our estimates and materially impact our future earnings.

The company also provides various other services to customers not covered under construction contracts such as equipment repairs. The revenue from the provision of these types of services is recorded once the specific job is complete.

The Company recognizes professional employment organizations (PEO) revenues when each periodic payroll is delivered to the ASC 605-45: Principal Agent Consideration. Consistent with its revenue recognition policy, the Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance. PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

Comprehensive (loss) income

Comprehensive income is presented in accordance with FASB ASC 220. Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholder’s deficiency. The Company’s other comprehensive loss reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

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

On January 1, 2006, the Company adopted FASB ASC 718: Compensation-Stock Compensation (SFAS No. 123 - revised 2004), “Share-based Payment (“SFAS No.123R”) a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, SFAS No.123R superseded APB Opinion No.25 “Accounting for Stock Issued to Employees” and amended SFAS 95 “Statement of Cash Flows” ASC 718 requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro-forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Recovery of long-lived assets

The Company adopted FASB ASC Topic 360: Property Plant and Equipment, sub topic 360-10-35-15: Impairment or Disposal of Long Lived Assets (SFAs 144). ASC 360-10-35-15 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Advertising expenses

The Company expenses advertising costs as incurred which was $2,935 for the period ended September 30, 2010 (September 30, 2009 - $64).

Earnings (loss) per share

The Company computes net earnings (loss) per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98). Under the provisions of ASC 260, the basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the under FASB ASC 870-10: Fair Value Measurements and Disclosures (FASB 157), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

At September 30, 2010 and June 30, 2010, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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

In January 2010, the FASB issued guidance under FASB ASU No. 2010-08, “Technical Corrections to various Topics’ related to ASC Topic 820-10 on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

Recent Accounting Pronouncements, continued

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

2.	Acquisitions

On April 15, 2005, the Company entered into a Share Exchange Agreement with Smart-tek Communications, Inc. (“SCI”) and with the sole shareholder of SCI to acquire all of the outstanding shares of SCI.

In exchange for the SCI shares, the Company issued to SCI’s shareholder, 1,000 common shares and 1 Class A Preferred Share of the Company. The preferred share will enable the holder to exercise the voting control over 40% of the Company upon issuance. The remaining 60% voting control is to be assigned to the outstanding common shares of the Company. Such preferred shares shall not be convertible, exchangeable, transferable or otherwise purchased, conveyed or redeemed at any time while outstanding during a two-year period. In addition, the voting power of such preferred share shall decrease over a two year period so as to have 20% voting control 12 months after issuance, 10% voting control over 18 months after issuance and zero voting control 24 months after issuance at which time the preferred shares will be redeemed for no consideration. The Preferred certificate was redeemed by the Company on June 1, 2010.

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

As of September 30, 2010 and June 30 2010, contract retention receivables were $116,258 and $118,804 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

4.	Equipment

			September 30			June 30
		Accumulated	2010		Accumulated	2010
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$29,781	$10,441	$19,340	$29,781	$8,244	$21,537
Office furniture & equipment	26,194	9,572	16,622	26,194	8,548	17,646
Computer equipment under capital lease	2,140	1,914	226	2,140	1,896	244
Automobile	77,216	16,713	60,503	77,216	11,840	65,376

	$135,331	$38,640	$96,691	$135,331	$30,528	$104,803

5.	Bank Overdraft

At September 30, 2010, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $121,388 ($125,000 CDN) and is secured by a shareholder guarantee and $51,229 ($52,754 CDN) in the form of a term deposit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $97,110 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at September 30, 2010.

6.	Shareholder loans

At September 30, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $518,382. The loan is unsecured, bears 7.5% interest and has no fixed terms of repayment. The Company’s president has waived any interest earned in fiscal 2010.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

7.	Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of September 30, 2010 the company had federal and state net operating loss carry forwards of approximately $6,204,274 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At September 30, 2010, STS had available federal net operating loss (NOL) carry forwards of approximately $6,204,274. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2010 and June 30, 2010 as follows:

		September 30,	June 30,
		2010	2010
Deferred tax asset, beginning		$2,386,382	$2,457,460

Benefit (provision )of current year’s operating loss carry forward (gain)		(214,886)	(71,078)

Deferred tax asset, ending		$2,171,496	$2,386,382

Valuation allowance, beginning		$(2,386,382)	$(2,457,460)
Current year’s loss carry forward (provision)		214,886	71,078

Valuation allowance, ending	$	$ (2,171,496)	$(2,386,382)

Deferred tax asset, net		$-	$-

Tax at blended U.S./Canadian statutory rates		(35%)	(35%)
Loss carryover		35%	35%

Tax expense		$-	$-

8.	Common Stock

At September 30, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share

2.	500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2010, there are 69,314,124 shares of common stock outstanding.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

8.	Common Stock, continued

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

9.	Costs and Estimated Earnings on Uncompleted Contracts

	September 30,	June 30,
	2010	2010

Costs incurred on uncompleted contracts	$2,444,442	$1,247,521
Estimated earnings	1,563,286	907,139
	4,007,728	2,154,660

Less: Billings to Date	(3,979,275)	(2,216,064)

	$(28,453)	$(61,404)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$128,834	$11,713
Billings on uncompleted contracts in excess of costs and estimated revenues	(157,287)	(73,117)

	$(28,453)	$(61,404)

10.	Related Party Transactions

During the quarter ended September 30, 2010, the Company’s wholly owned subsidiary paid $34,646 in management salaries to its President and Vice president and consulting fees of $31,422. Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $1,246,698 as of September 30, 2010.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

11.	Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to September 30, 2010 are approximately as follows:

Year ending
June 30

2011	$16,818
2012	$17,659
2013	$8,437
2014	$6,679

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $145,665 (CDN$150,000) along with annual car allowances of $14,566 (CDN$15,000).

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

11.	Commitments, continued

Sale of Smart-Tek Communications Inc.

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

The Company received a comment letter from the Securities and Exchange Commission on the above filing and is in the process of responding to such letter.,

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

RESULTS OF OPERATIONS

Three Month Summary

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2010	2009
Revenue	$5,280,936	1,822,640	189.7%
Selling, General and Administrative Expenses	792,419	788,023	0.01%
Interest expense	(6,227)	(1,936)	221.7%
Net Income (Loss)	$594,006	($195,557)	403.8%

Revenue

The 189.7% increase in revenues for the three months ended September 30, 2010 as compared to the comparative period in 2009 is primarily attributable to the continued development of our payroll and staffing business through Smart-Tek Automated services Inc. Smart-Tek automated revenue increased $4,157,895 or 859.1% and Smart-Tek Communications revenue decreased ($699,598) or (52.2%) from the same period prior year. The decrease in revenue in Smart-Tek Communications is attributed to prior year revenue having a onetime pickup due to the Olympics.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2010	2009
Cost of revenue and service delivery	$3,868,328	1,197,281	223.1%
Selling, General and Administrative Expenses	792,419	788,023	0.01%
Interest expense	(6,227)	(1,936)	221.7%
Total Expenses	$4,654,520	$1,983,368	200.4%

Cost of revenue and service delivery

The Cost of revenue and service delivery for the three month period ended Sept, 2010 was $3,868,328 compared to $1,197,281 for the same period prior year for an increase of $2,671,047 or 223.1%. The increase was primarily due to the business of our subsidiary Smart-Tek Automated Services, which accounts for $3,272,260 of the increase with the balance of $596,068 relating to the core business.

Selling, General and Administrative

Selling, general and administrative expenses remained flat with an increase of of $4,396 or 0.01% for the three month period ended September 30, 2010 from the comparative period in 2009.

Net Income

Net Income for the three months ending September 30, 2010 is $594,006 compared to a loss of ($195,557) for the same period prior year. The net income of $594,006 consists of $695,118 in income from the new Smart-Tek Automated Services subsidiary, offset by a loss of $72,696 from the Smart-Tek Communications Inc. subsidiary plus corporate charges of $8,460 and a loss in currency translation adjustment of $19,956..

Liquidity and Capital Resources

Working Capital
	Three Months		Percentage
	Ended	Year Ended	Increase/
	September 30,	June 30, 2009	(Decrease)
	2010
Current Assets	$4,947,612	$986,225	401.7%
Current Liabilities	5,339,772	2,294,927	132.7%
Working Capital Deficiency	($392,160)	($1,308,702)	(70.0%	)

Cash Flows
	Three Months	Three Months	Percentage
	Ended	Ended	Increase/
	September 30,	September 30,	(Decrease)
	2010	2009
Cash from (used in) Operating Activities	$260,432	$57,678	351.5%
Cash (used in) Investing Activities	$0	($62,506)	(100.0%	)
Cash provided by Financing Activities	$18,358	$231,982	(92.1%	)
Net Increase (Decrease) in Cash	($19,956)	($30,957)	35.5%

We had cash on hand of $675,223and a working capital deficit of $(392,160) as of September 30, 2010 compared to cash on hand of $57,678 and a working capital deficit of $(1,308,702) for the year ended June 30, 2009. We anticipate that we will incur approximately $260,000 for operating expenses per month, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We had cash from operating activities in the amount of $260,432 during the three months ended September 30, 2010 as compared to cash provided in operating activities of $57,678 in the comparative period in 2009. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $nil during the three months ended September 30, 2010. Cash used in investing activities was funded by cash from financing activities. At September 30, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $858,283. The loan is unsecured and has no fixed terms of repayment.

Cash from Financing Activities

We had cash of $18,358 from financing activities during the three months ended September 30, 2010, a decrease of 92.1% from the comparative period in 2009. Cash provided by financing activities during the period decreased primarily due to proceeds from officers and directors in 2009 which did not occur in 2010.

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

Important Event

On August 20, 2010, the Company filed an amended preliminary proxy seeking the shareholders of the Company to vote on the following proposals:

Approve the vend-out of our wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

The main terms of the vend-out (sale) are s follows: The Company is selling its wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law for $821,757 which consists of the following -

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

(c)	Purchaser consents to the cancellation of any outstanding options beneficially owned by him.

The Company feels it can best benefit the shareholders by concentrating its resources and efforts on the new business of Smart-tek Automated Services, Inc.

On September 15, 2010 the Company received comments from the Securities and Exchange Commission to be cleared before a definitive proxy can be distributed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July, 2009 Smart-Tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which Smart-Tek would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of Smart-Tek’s issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. As of the date of this quarterly report the Company has not made any payments and is in default of this agreement.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit	Description
Number
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar
Brian Bonar
President

Date:	November 11, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law
Perry Law
Director

Date:	November 11, 2010

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	November 11, 2010

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	November 11, 2010