Form 10-Q
period 2010-12-31
Smart-tek Solutions Inc
filed 2011-02-11
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of January 31, 2011, there were 24,314,124 shares of common stock, par value $0.001, outstanding.

Smart-tek Solutions Inc.
Six Months Ended December 31, 2010 and 2009
(Unaudited)

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at December 31, 2010 (Unaudited) and June 30, 2010

	December 31,	June 30,
	2010	2010
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$760,546	$416,389
Accounts receivable	1,945,459	1,041,593
Contract retention receivable	110,724	118,804
Cost of uncompleted contracts in excess of billings	278,228	11,713
Prepaid expenses and deposits	3,228,071	1,526,094

Total current assets	6,323,028	3,114,593

Equipment, net of accumulated depreciation	88,579	104,803

Goodwill	451,311	451,311

	$6,862,918	$3,670,707

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$4,028,731	$2,287,493
Accounts payable to related parties	1,281,114	1,227,210
Billings on uncompleted contracts in excess of costs and estimated revenues	113,188	73,117
Deferred revenue	8,899	21,027
Shareholder loans	825,639	500,024

Total current liabilities	6,257,571	4,108,871

Stockholders’ Equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Common stock: $0.001 par value, 500,000,000, shares authorized, 24,314,124 issued and outstanding at December 31, 2010 and June 30, 2010	24,315	69,315
Additional paid in capital	6,852,863	6,852,863
Accumulated other comprehensive loss	(264,284)	(221,963)
Accumulated deficit	(6,007,547)	(7,138,379)

Total stockholders’ equity	605,347	(438,164)

	$6,862,918	$3,670,707

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Revenue

Contract revenue	$5,666,376	$3,184,189	$10,906,413	$4,994,782
Services revenue	29,851	-	70,658	11,706
Other revenue	205	-	298	341
Total revenue	5,696,432	3,184,189	10,977,369	5,006,829

Cost of revenue and service delivery	4,405,646	2,320,051	8,273,974	3,517,331

Gross profit	1,290,786	864,138	2,703,395	1,489,498

Selling, general and administrative expenses	762,344	313,721	1,554,763	1,101,744

Operating income	528,442	550,417	1,148,632	387,754

Other expense
Interest	(11,573)	(1,731)	(17,800)	(3,668)

Net income	516,869	548,686	1,130,832	384,086

Currency translation adjustment	(22,365)	2,283	(42,321)	(28,674)

Comprehensive income	$494,504	$550,969	1,088,511	355,412

Earnings per share, basic and diluted	$0.02	$0.03	0.04	0.02

Weighted average shares outstanding, basic and diluted	24,314,124	19,712,944	24,314,124	19,712,944

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Six months ended December 31, 2010
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2009	447,589	$448	$6,566,465	$(67,722)	$(7,341,459)	$(842,268)

Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000

Shares issued for settlement of debt	23,866,535	23,867	286,398	-	-	310,265

Net Income	-	-	-	-	203,080	203,080

Currency translation adjustment	-	-	-	(154,241)	-	(154,241)

Balance – June 30, 2010	69,314,124	69,315	6,852,863	(221,963)	(7,138,379)	(438,164)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	-	1,130,832	1,130,832

Currency translation adjustment	-	-	-	(42,321)	-	(42,321)

Balance – December 31, 2010	24,314,124	$24,315	$6,852,863	$(264,284)	$(6,007,547)	$605,347

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Operating Activities

Net income	$516,869	$548,686	$1,130,832	$384,086
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	8,112	4,671	16,225	7,942
Shares issued for Marketing Partner Agreement	-	-	-	45,000
Shares cancelled for amended Marketing Partner Agreement	(45,000)	-	(45,000)	-

Changes in operating assets and liabilities
Accounts receivable	(120,562)	(256,970)	(903,866)	(338,745)
Contract retention receivable	5,534	14,093	8,080	(109,060)
Costs of uncompleted contracts in excess of billings	(149,393)	(159,950)	(266,514)	(173,110)
Prepaid expenses and deposits	(1,025,671)	(1,629,673)	(1,701,977)	(1,629,885)
Accounts payable and accrued liabilities	625,196	1,747,883	1,741,236	1,843,420
Accounts payable to related parties	34,415	-	53,904	-
Bonus payable	-	(253,120)	-	215,976
Billings on uncompleted contracts in excess of costs and estimated revenues	(44,099)	(36,502)	40,071	(209,434)
Deferred revenue	(4,970)	(953)	(12,128)	(347)

Net cash provided by (used in) operating activities	(199,569)	(21,835)	60,863	35,843

Investing activities

Purchase of equipment	-	(14,751)	-	(77,257)

Net cash used in investing activities	-	(14,751)	-	(77,257)

Financing activities

Proceeds from shareholder loan	307,257	-	325,615	196,364
Proceeds from officers and directors	-	276,830	-	312,448
Net cash provided by financing activities	307,257	276,830	325,615	508,812

Effects of exchange rates on cash	(22,365)	2,283	(42,321)	(28,674)

Net increase in cash	85,323	242,527	344,157	438,724

Cash and cash equivalents, beginning of period	675,223	269,469	416,389	73,272

Cash and cash equivalents, end of period	$760,546	$511,996	$760,546	511,996

Supplemental cash flow information
Interest paid	$11,573	$1,731	$17,800	$3,668

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

1.      Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Smart-tek Solutions Inc. (“the Company”) was incorporated in the State of Nevada on March 22, 1995.

Smart-tek Communications Inc. (“SCI”) was incorporated on October 29, 1996 in the Province of British Columbia, Canada. The Company specializes in the design, sale, installation and service of security technology with electronic hardware and software products. Projects range from residential and commercial developments to system upgrades and monitoring contracts. Customers have included major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. Currently, 100% of the SCI’s operations are in Canada.

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”) a British Columbia based security design and installation contractor. Pursuant to a Share Exchange Agreement executed in April 2005. SCI became a wholly-owned subsidiary of the Company.

On February 11, 2009, Smart-tek Automated Services Inc., a wholly owned subsidiary of the Company was incorporated in the State of Nevada for the purpose of adding a yet to be determined new business line. On June 17, 2010, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-tek Automated Services, Inc. Smart-tek Automated Services Inc. provides integrated and cost-effective management solutions in the area of human resources for public and private companies. Though Smart-tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and Smart-tek Automated Services Inc. charges a service fee for providing services.

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

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At December 31, 2010 and June 30, 2010, the Company did not have any deposits in excess of federally insured limits.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an allowance for doubtful accounts as of December 31, 2010 of $12,446 (June 30, 2010 – $11,628).

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

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets pursuant to FASB ASC 350 (SFAS No.142), “Goodwill and Other Intangible Assets”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

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
December 31, 2010

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
December 31, 2010

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

Advertising expenses

The Company expenses advertising costs as incurred which was $2,946 for the period ended December 31, 2010 (December 31, 2009 - $65).

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
December 31, 2010

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

At December 31, 2010 and June 30, 2010, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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
December 31, 2010

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

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

As of December 31, 2010 and June 30 2010, contract retention receivables were $110,724 and $118,804 respectively.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

4.      Equipment

			December 31,			June 30,
		Accumulated	2010		Accumulated	2010
	Cost	Depreciation	Net Book	Cost	Depreciation	Net Book
			Value			Value

Computer equipment & software	$29,781	$10,447	$19,334	$29,781	$8,244	$21,537
Office furniture & equipment	26,194	14,639	11,555	26,194	8,548	17,646
Computer equipment under capital lease	2,140	1,933	207	2,140	1,896	244
Automobile	77,216	19,733	57,483	77,216	11,840	65,376

	$135,331	$46,752	$88,579	$135,331	$30,528	$104,803

5.      Bank Overdraft

At December 31, 2010, bank overdrafts covered by a revolving line of credit were $Nil. The revolving line of credit agreement is between SCI, the Company’s wholly owned subsidiary, and HSBC Bank of Canada. The revolving line of credit facility bears interest at the rate of prime plus 4.50% per annum, allows authorized bank overdrafts of up to $125,675 ($125,000 CDN) and is secured by a shareholder guarantee and $53,125 ($52,840 CDN) in the form of a term deposit.

Pursuant to the banking facility, the Company’s wholly owned subsidiary is required to maintain minimum equity of $100,540 (CDN$100,000). The Company’s wholly owned subsidiary is not in compliance with this condition at December 31, 2010.

6.      Shareholder loans

At December 31, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $825,639. The loan is unsecured and has no fixed terms of repayment. The Company’s president has waived any interest earned in fiscal 2010.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

7.      Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of December 31, 2010 the company had federal and state net operating loss carry forwards of approximately $5,687,402 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At December 31, 2010, STS had available federal net operating loss (NOL) carry forwards of approximately $5,687,402. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2010 and June 30, 2010 as follows:

	December 31,	June 30,
	2010	2010

Deferred tax asset, beginning	$2,386,382	$2,457,460

Provision of current year’s operating gain	(395,791)	(71,078)

Deferred tax asset, ending	$1,990,591	$2,386,382

Valuation allowance, beginning	$(2,386,382)	$(2,457,460)
Current year’s gain provision	395,791	71,078

Valuation allowance, ending	$(1,990,591)	$(2,386,382)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

8.     Common Stock

At December 31, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At December 31, 2010, there are 24,314,124 shares of common stock outstanding.

During the quarter a certificate for 45,000,000 shares was cancelled and returned to treasury pursuant to an Amended Marketing Agreement dated December 9, 2010, by and between Smart-Tek Solutions Inc., it’s wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

8.      Common Stock, continued

Preferred Stock

There are no preferred shares issued or outstanding.

9.      Costs and Estimated Earnings on Uncompleted Contracts

	December 31,	June 30,
	2010	2010

Costs incurred on uncompleted contracts	$1,025,159	$1,247,521
Estimated earnings	668,524	907,139
	1,693,683	2,154,660

Less: Billings to Date	(1,528,643)	(2,216,064)

	$(165,040)	$(61,404)

Included in accompanying balance sheets under the following captions:

Costs of uncompleted contracts in excess of billings	$278,228	$11,713
Billings on uncompleted contracts in excess of costs and estimated revenues	(113,188)	(73,117)

	$(165,040)	$(61,404)

10.    Related Party Transactions

During the period ended December 31, 2010, the Company’s wholly owned subsidiary paid $70,150 (CDN $72,000) in management salaries to its President and Vice president and consulting fees of $40,433 (CDN $41,500). Such costs have been reflected in the accompanying statement of operations.

Amounts due to officers and directors were $1,281,114 as of December 31, 2010.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

11.    Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Communications Inc. entered into a non-cancellable operating lease for office space on March 1, 2008. Furthermore, the Company’s wholly-owned subsidiary is committed to operating leases for four company vehicles up to April 2014. The minimum payments required under these operating leases for each of the five years subsequent to December 31, 2010 are approximately as follows:

Year ending
June 30

2011	$16,818
2012	$17,659
2013	$8,437
2014	$6,679

Employment agreements

The Company’s wholly owned subsidiary Smart-tek Communications Inc. has annual employment agreements with the president and vice-president and is committed to pay each of them annual salaries of $146,145 (CDN$150,000) along with annual car allowances of $14,615 (CDN$15,000).

Marketing partner agreement

By agreement dated June 30, 2009, the Company entered into a Marketing Partner Agreement with its wholly owned subsidiary, Smart-tek Automated Services, Inc. (“SASI”), and Brian Bonar (“Bonar”), a director of the Company. This agreement was amended on December 9, 2010 as follows:

Pursuant to the terms of the Amended marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

After an aggregate of US$30,000,000 in actual net sales is reached by the Company resulting from Client contacts introduced by Marketing Partner to the Company, Marketing Partner will receive two percent (2%) of annual net revenues of the Company for the amounts in excess of US$5,000,000 of actual net revenues in any given fiscal year in cash.

The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

11.    Commitments, continued

Settlement agreement

In July, 2009 Smart-Tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which Smart-Tek would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against Smart-Tek with respect to certain outstanding accounts owed by Smart-Tek to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of Smart-Tek’s issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. This agreement fell into default and on December 2, 2010, the Company entered into a General Release of Claims Agreement whereby for consideration of $45,000 plus the certain stock certificates pledged as collateral from the July 2009 settlement agreement, has released Smart-Tek Solutions, Inc. from all claims and demands of any kind arising out of or relating to certain outstanding accounts owed by Smart-Tek Solutions, Inc., to Richardson Patel LLC for legal services rendered. In addition, Richardson Patel LLC expressly stated that it understood that the original certificates pledged were issued pre-reverse split and that the number of shares collateralized were 116,610 post reverse-split shares.

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

The Company received a comment letter from the Securities and Exchange Commission on the above filing and is in the process of responding to such letter.

The Company will be filing a revised preliminary proxy ending these proposals. It is the Company’s intention to perform a transitional audit as of December 31, 2010 with an anticipated Board meeting on or around July 1, 2011.

12.    Subsequent Events

Events subsequent to December, 2010 have been evaluated through January 10, 2010, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

Overview

We currently operate two distinct lines of business. Our first and oldest line is through our wholly owned subsidiary Smart-Tek Communications Inc. which is in the business of design, sale, installation and service of security technology with electronic hardware and software products. We have a sales and technical installation team with over 50 years of experience specializing in the design, sales, installation and service of CCTV, access control, intercom, security, structured cabling and wireless communication systems Our projects range from residential and commercial developments to system upgrades and monitoring contracts. Customers include developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. Currently, 100% of Smart-Tek Communications Inc.’s operations are in Canada..

Concerning the second line of business, on June 17, 2009, we determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies. We run the new line of business through a previously incorporated subsidiary, Smart-Tek Automated Services, Inc. (“Smart-Tek Automated”), a private Nevada corporation which we had opened with business expansion in mind. Since its inception, Smart-Tek Automated Services Inc. has provided services to small and medium-size businesses, relieving its clients from many of the day-to-day tasks that negatively impact their core business operations, such as payroll processing, human resources support, workers' compensation insurance, safety programs, employee benefits, and other administrative and aftermarket services predominantly related to staffing - staff leasing, temporary staffing and co-employment. This business line is growing nicely and now has become the Company’s major product line..

Plan of Operation

Short Term

Smart-Tek Communications Inc.: This subsidiary has been underperforming quite some time due to the shrinkage of business opportunities coupled with falling margins resulting from several competitors quoting on the same job opportunities. With sales declining and losses increasing, the Company is anticipating either closing this business line or selling it to its founder Perry Law in exchange for the debt owed to Mr. Law by the Company. This will free up working capital and managements time to concentrate on the PEO business.

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

RESULTS OF OPERATIONS

Six Month Summary

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2010	2009
Revenue	$10,977,369	$5,006,829	119%
Selling, General and Administrative Expenses	1,554,763	1,101,744	41%
Interest expense	(17,800)	(3,668)	385%
Net Income (Loss)	$1,130,832	$384,086	194%

Revenue

The 119% increase in revenues of $5,970,540 for the six months ended December 31, 2010 as compared to the comparative period in 2009 is primarily attributable to: (i) an increase in our payroll and staffing business through Smart-Tek Automated of $7,804,651 offset by (ii) a decrease in business during the period for our security business through Smart-Tek Communications Inc. of $(1,834,111). The increase in our payroll and staffing revenue through Smart-Tek Automated is a result of the continued integration of our current contracts. The decrease in our security revenue through Smart-Tek Communications Inc. is a result of shrinking business opportunities in the security field.

Gross Profit

During the period ended December 31, 2010 we had a gross profit of $2,703,395 as compared to a gross profit of $1,489,498 during the comparative period in 2009 for an increase of $1,210,897 or 81%. The business of our subsidiary Smart-Tek Automated accounted for $2,132,050 or 143% of the increase offset by Smart-Tek Communications Inc. who accounted for $(921,153) or (62%) of the increase in gross profit.

At December 31, 2009, two customers accounted for 40% of trade accounts receivable. For the six months ended December 31, 2009: two significant customers accounted for 21% of revenue, 100% of the Company’s sales and accounts receivable arose from sales to Canadian customers and three significant suppliers accounted for 26% of purchases.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2010	2009
Selling, General and Administrative Expenses	$1,554,763	$1,101,744	41%
Cost of revenue and service delivery	8,273,974	3,517,331	135%
Interest expense	17,800	3,668	385%
Total Expenses	$9,891,537	$4,622,743	114%

Selling, General and Administrative

Selling, general and administrative expenses of $1,554,763for the six month period ended December 31, 2010 increased by $453,019 or 45% over the same six month period prior year. The increase was mainly attributable to the increase in the payroll business resulting in broker commissions of $652,688 (841%) and 2) increase in wages of $335,937 (387%) offset by a decrease in the security business in management fees of $525,743 (100%).

Cost of revenue and service delivery

Cost of revenue and service delivery expenses of $8,273,974 for the six month period ended December 31, 2010 increased by $4,756,643 or 135% over the same six month period prior year. The increase was mainly attributable to the increase in the payroll business resulting in increased payroll costs of $5,672,601 (364%) offset by a decrease in the security business cost of revenue of $915,958 (46%).

Liquidity and Capital Resources

Working Capital
	Six Months
	Ended		Percentage
	December 31,	Year Ended	Increase/
	2010	June 30, 2010	(Decrease)
Current Assets	$6,323,028	$3,114,593	103%
Current Liabilities	6,257,571	4,108,871	52%
Working Capital (Deficiency)	65,457	($994,278)	107%

Cash Flows
	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase/
	2010	2009	(Decrease)
Cash from (used in) Operating Activities	$60,863	$35,843	70%
Cash (used in) Investing Activities	$0	($77,257)	100%
Cash provided by Financing Activities	$325,615	$508,812	(36%)
Net Increase (Decrease) in Cash	$344,157	$438,724	(22%)

We had cash on hand of $760,546 and working capital of $65,457 as of December 31, 2010 compared to cash on hand of $416,389 and a working capital deficit of $(994,278) for the year ended June 30, 2010. We anticipate that we will incur approximately $267,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Subsequent Events:

Events subsequent to December, 2010 have been evaluated through January 10, 2010, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

Other Information:

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

The Company received a comment letter from the Securities and Exchange Commission on the above filing and is in the process of responding to such letter. The Company’s responses will be submitted shortly.

The Company will be filing a revised preliminary proxy ending these proposals. It is the Company’s intention to perform a transitional audit as of December 31, 2010 with an anticipated Board meeting on or around July 1, 2011.

Cash Used In Operating Activities

We had cash from operating activities in the amount of $60,863 during the six months ended December 31, 2010 as compared to cash used in operating activities of $35,843 in the comparative period in 2009. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $0 during the six months ended December 31, 2010 as opposed to $77,257 cash used in investing activities during the six months ended December 31, 2009.

Cash from Financing Activities

We had cash of $325,615 from financing activities during the six months ended December 31, 2010, a decrease of 22% from the comparative period in 2009. Cash provided by financing activities during the period decreased primarily due to a reduction of proceeds from officers and directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

This agreement fell into default and on December 2, 2010, the Company entered into a General Release of Claims Agreement whereby for consideration of $45,000 plus the certain stock certificates pledged as collateral from the July 2009 settlement agreement, has released Smart-Tek Solutions, Inc. from all claims and demands of any kind arising out of or relating to certain outstanding accounts owed by Smart-Tek Solutions, Inc., to Richardson Patel LLC for legal services rendered. In addition, Richardson Patel LLC expressly stated that it understood that the original certificates pledged were issued pre-reverse split and that the number of shares collateralized were 116,610 post reverse-split shares.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
10.11	Amended Marketing Partner Agreement dated December 9, 2010 with Smart-Tek Automated Services, Inc. and Brian Bonar
10.12	General Release of Claims Agreement Entered into between Richardson Patel LLC and Smart-Tek Solutions, Inc.
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.

(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.
(13)	Incorporated by reference to our Current Report on Form 8-K, filed on December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar
Brian Bonar
President

/s/ Brian Bonar
Date:	February 11, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Smart-Tek Solutions Inc. - Form 10-Q -

By	/s/ Perry Law
Perry Law
Director

Date:	February 11, 2011

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	February 11, 2011

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	February 11, 2011