Form 10-K/A
period 2010-06-30
Smart-tek Solutions Inc
filed 2011-03-16
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
[ x ]

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

EXPLANATORY NOTE

Smart-tek Solutions, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-K/A) to our annual report on Form 10-K for the year ended June 30, 2010 (the “Form 10-K), filed with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2010, for the sole purpose of disclosing why the Company has not held an annual shareholder meeting for several years, along with the reasons for such failure to hold such annual meeting and the date of the Company’s planned next annual shareholder meeting. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except as described above, no other changes have been made to the 2010 Annual Report. The 2010 Annual Report continues to speak as of the date of the 2010 Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2010 Annual Report other than as expressly indicated in this Amendment No. 1.

PART I

General:

The Company has not held an annual Shareholder meeting for quite some time. The Company did however file a Schedule 14C giving the shareholders notice on June 1, 2005 of certain corporate actions that had been approved on May 27, 2005 by certain principal shareholders, including the election of Directors, increasing the number of authorized shares and changing the Company name from Royce Biomedical Inc. to Smart-tek Solutions, Inc. to facilitate the change of business from manufacturing and selling diagnostic test kits used to detect pregnancy, thyroid disorders and other medical conditions to selling advanced commercial and residential security systems.

The main reason for not holding a meeting was due to lack of funds to hold the meeting as result of the large losses incurred by the Company (see the below schedule).

Smart-tek Solutions Inc.
Annual Income (Loss) reported from 2005 to 2009.

Year ending June 30,	2005	2006	2007	2008	2009
Operating Income (Loss)	($286,095)	($623,017)	($358,367)	($2,997,356)	($91,817)

Comprehensive Income (Loss)	($294,592)	($697,048)	($419,686)	($3,077,487)	$74,737

However, as disclosed in the Company’s filings, the Company’s new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies which we started on June 17, 2009 has generated a profit from the first day of operations. As such, the Company is planning on holding an annual shareholder meeting on July 1, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	March 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law

Perry Law
Director

Date:	March 15, 2011

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	March 15, 2011

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	March 15, 2011