Form 10-KT
period 2010-12-31
Smart-tek Solutions Inc
filed 2011-04-15
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ x ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,288,648 based on a price of $0..53 per share, being the average of the bid and ask prices of the issuer on the Over-the-Counter Bulletin Board on December 31, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2011, there were 24,314,124 shares of common stock, par value $0.001, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Forward Looking Statements.

This annual report Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

ITEM 1. BUSINESS

Present Business

Smart-tek Solutions Inc. has one business line. Through our wholly owned subsidiary Smart-Tek Automated Services Inc. (“STASI”) we provide professional employer organization (“PEO”) services. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services.

Corporate History

Smart-Tek was incorporated in the State of Nevada on March 22, 1995 under the name “Royce Biomedical Inc.”. In July, 2005, we changed our name from “Royce Biomedical Inc.” to “Smart-Tek Solutions Inc.” On March 31, 2009 we effected a 250 to 1 reverse stock split of our issued and outstanding common stock. Effective March 31, 2009, our stock symbol changed to “STTN” on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board.

The Company incorporated Smart-Tek Automated Services Inc. on February 11, 2009 in the anticipation of starting a to-be determined new business line.

On June 17, 2009, the board of Smart-Tek determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources for public and private companies. The Company’s new business line officially started with the signing of the June 17, 2009 marketing agreement with Brian Bonar.

Products and Services

From July 2005 through June 30, 2010, Smart-tek Solutions Inc. (“STTN”) through its subsidiary Smart-tek Communication Inc. (“SCI”) specialized in the design, sale, installation and service of sophisticated security technology in the Greater Vancouver Area. Customers for SCI’s products and services included land developers, general and electrical contractors, hospitals, corporations, law enforcement agencies and retail facilities. Affected by the slow-down of the economy, SCI’s shrinking revenue and continuing loses management felt it was in the best interest of STTN to discontinue its operations. Mr. Law, SCI’s founder expressed a desire to acquire SCI in exchange for certain debt owed to him by the Company. On July 1, 2010, the Company completed the disposition of the Company’s wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

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

Competition

The financial and human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several staffing services firms that operate on a nationwide basis with revenues and resources far greater than ours, such as Manpower, Inc and Kelly Services, Inc; in addition, we compete with local and regional staffing firms for customers and employees. The competitive factors that dominate the industry include price and quality placements of employees in a timely manner. We price our services competitively, provide premier customer service and manage the placement process.

Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, Gevity HR, Inc. and Staff Leasing, Inc. Competition includes staffing firms, payroll processors and financial services firms.

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

We are licensed to do business in every state that we had clients.

Research and Development Plan

Not Applicable.

Employees

Smart-Tek Automated Services, Inc has 10 full time employees.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

n April 8, 2011 Company received comments from the Securities and Exchange Commission. We are in the process of responding to such comments.

ITEM 2. PROPERTIES.

Executive Offices

Smart-Tek Automates Services Inc. maintains an executive office of approximately 1,200 square feet at 11838 Bernardo Plaza Ct Suite 240 San Diego, CA 92128. The Company does not have a lease and pays $2,500 a month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

NONE

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are currently quoted on the Pink Sheets under the trading symbol “STTN”. The following quotations obtained from the NASDAQ quotation system reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Fiscal Quarter Ended	High	Low
2010
4th Quarter October 1, 2010 – December 31, 2010	$0.16	$0.04
3rd Quarter July 1, 2010– September 30, 2010	$0.73	$0.125
4th Quarter April 1, 2010 – June 30, 2010	$1.24	$0.26
3rd Quarter January 1, 2010 – March 31, 2010	$0.685	$0.355
2009
4th Quarter October 1, 2009 – December 31, 2009	$0.04	$0.01
3rd Quarter July 1, 2009– September 30, 2009	$0.01	$0.01
2nd Quarter April 1, 2009 – June 30, 2009	$0.02	$0.002
1st Quarter January 1, 2009 – March 31, 2009	$0.11	$0.001

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209.

Holders of our Common Stock

As of December 31, 2010, there were approximately 384 total registered shareholders holding 34,314,124 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On September 30, 2009 Smart-Tek entered into debt settlement agreements with seven subscribers pursuant to which it agreed to settle $310,265 of debt in consideration of the issuance of 23,866,535 shares of its common stock. Each of the subscribers represented to Smart-Tek that they were an “accredited investor” as such term is defined in Canadian National Instrument 45-106 and not a “US person” as such term is defined in Regulation S of the Securities Act of 1933.

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

Overview

Through our wholly owned subsidiary Smart-Tek Automated Services, Inc. (“Smart-Tek Automated”), we provide integrated and cost-effective management solutions in the area of human resources services to small and medium-size businesses, relieving our clients from many of the day-to-day tasks that negatively impact their core business operations, such as payroll processing, human resources support, workers' compensation insurance, safety programs, employee benefits, and other administrative and aftermarket services predominantly related to staffing - staff leasing, temporary staffing and co-employment.

Plan of Operation

Short Term

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

RESULTS OF OPERATIONS

The Six Month Period Ended December 31, 2010 Compared to the Six Month Period Ended December 31, 2009

Six Month Summary

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2010	2009
Revenue	$9,776,421	$1,971,770	396%
Selling, General and Administrative Expenses	1,391,582	304,225	357%
Interest Expense	(16,561)	(935)	1,671%
Net Income from Operations	$377,339	$110,082	87.8%

Revenue

Our principal source of revenue is from professional employer organization fees. Additionally, the Company charges fees for benefits and payroll administration, workers’ compensation insurance programs, and personnel records management. Management will continue to pursue new opportunities for providing services under these programs.

The 395.8% increase in revenues of $7,804,826 to $9,776,421for the six months ended December 31, 2010 as compared to the comparative period in 2009 of $1,971,770, is attributable to an increase in our payroll and staffing business through Smart-Tek Automated Services. The increase in our payroll and staffing revenue through Smart-Tek Automated is a result of the continued integration of our current contracts.

Gross Profit

During the six month period ended December 31, 2010 we had a gross profit of $1,768,921 as compared to a gross profit of $414,307 during the comparative period in 2009 for an increase of $1,354,614 or 327.0% . The increase in gross profit was directly as result of increased revenue.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Six Months Ended		Increase/
	December 31,		(Decrease)
	2010	2009
Cost of Revenue	$8,008,675	$1,557,463	414%
Selling, General and Administrative expenses	1,391,582	304,225	357%
Interest Expense	16,561	935	1,671%
Total Expenses	$9,416,818	$1,862,623	405.6%

Cost of revenue

Cost of revenue of $8,008,675 for the six month period ended December 31, 2010 increased by $6,451,212 or 414.2% over the same six month period prior year amount of $1,557,463. The $6,451,212 increase was directly attributable to the increase in the payroll business.

Selling, General and Administrative

Selling, general and administrative expenses of $1,391,582 for the six month period ended December 31, 2010 increased by $1,087,357 or 357% over the same six month period prior year. The increase was mainly attributable to the increase in the payroll business resulting in broker commissions of $436,398 (3,081%), 2) increase in wages of $455,311 (604%), and 3) increase in consulting fees of $242,617 (1,413%) offset by a decrease in miscellaneous items amounting to $46,969 (76.1%) . All of these increases are also a result of the Company’s business commencing operations during the prior six months and not staffing its internal operations or building its business base as was the case in the six months ended December 31, 2010.

Other Income (Expenses):

Interest expense of $16,561for the six month period ended December 2010 was $16,561 as compared to $935 for the six month period ended December 31, 2009. The expense represents bank charges and the increase is due to the increased volume of transactions.

Net Income

Net Income from continuing operations for the six months ending December 31, 2010 is $360,778 compared to a net income of $109,147 or an increase of $918,104 (856.9%) for the same period prior year. The increase in net is a result of an increase in our payroll business from the new Smart-Tek Automated Services subsidiary.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Year Ended June 30, 2010 Summary

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2010 which are included herein.

	June 30, 2010	June 30, 2009	Percentage
			Increase/
			(Decrease)
Revenue	$7,448,820	$-	- %
Expenses	1,770,296	134,490	1,216.0%
Interest Expense	5,353	40,272	(652.3%	)
Net Income from Operations	$360,309	$(174,762)	306.2%

Revenue

Revenue for the twelve month period ended June 30, 2010 was $7,448,820 compared to $nil for the same period prior year for an increase of $7,448,820. The increase was attributable the first full year of business from our new business line of our payroll and staffing business through Smart-Tek Automated Services, Inc.

Expenses

Our expenses for the years ended June 30, 2010 and June 30, 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2010	June 30, 2009	Increase/
			(Decrease)
Selling, general and administrative expenses	$1,770,296	$134,490	1,216.3%
Cost of revenues	5,312,862	-	- %
Interest expense	5,353	40,272	(652.3%	)
Total expenses	$7,088,511	$174,762	3,956.1%

Cost of revenue

The Cost of revenue for the twelve month period ended June 30, 2010 was $5,312,862 compared to $nil for the same period prior year for an increase of $5,312,862 or 236.4% . The increase was due to the business of our subsidiary Smart-tek Automated Services. This is a new line of business which did not generate revenue until July 2009.

Selling, General and Administrative

The 1,216.3% increase in our selling, general and administrative expenses of $1,635,806 for the twelve month period ended June 30, 2010 from the comparative period in 2009 was primarily due to: (i) increase of $1,635,806 due to the business of our subsidiary Smart-tek Automated Services, (ii) increase of $730 (100.0%) in consulting fees, (iii) increase of $423,000 (100.0%) in salaries, (iv) increase of $102,000 (100.0%) in management fees, and miscellaneous items of $380,806 (100.0%) .

Net Income

Net Income for the twelve months ending June 30, 2010 is $360,309 compared to a net loss of ($174,762) or an increase of $535,071 (306.2%) for the same period prior year. The net income is a result of the Company’s new business line. The prior year loss consists of operating costs of the parent company.

Liquidity and Financial Condition

Working Capital

The following table sets forth our working capital position for the six month period ending December 31, 2010 and 2009.

	December 31,	December 31,	Percentage
	2010	2009	Increase/
			(Decrease)
Current assets	$4,886,677	$3,114,593	56.9%
Current liabilities	4,159,187	4,108,871	1.2%
Working capital (deficiency)	$727,490	$(994,278)	173.2%

On December 31, 2010 the Company had total assets of $4,934,178 compared to $3,670,707 on December 31, 2009, an increase of $1,263,471 or 34.4% .. The Company had total stockholders’ equity of $774,992 on December 31, 2010, compared to stockholders’ equity of ($438,164) on December 31, 2009, an increase of $1,213,156 or 276.9% . As of December 31, 2010 the Company's working capital position increased by $1,772,084 or 173.2% from working capital deficit of ($994,278) at December 31, 2009 to working capital of $727,490 at December 31, 2010. The increase in working capital is mainly as result of an increase in cash and cash equivalents of $512,278, an increase of accounts receivable of $1,028,738 and an increase in prepaid and other assets of $890,474.

Cash Flows

The following table sets for a summary of our cash flows for the six month period ending December 31, 2010 and 2009.

	Six Months Ended December 31,
	2010	2009	Percentage
			Increase/
			(Decrease)
Cash flows provided by (used in) operating activities	$1,084,061	$(112,084)	867.2%
Cash flows used in investing activities	-	(34,189)	-%
Cash flows provided by financing activities	(4,733)	565,851	(100.8%	)
Increase (decrease) in cash during period	$1,079,328	$419,578	157.2%

Cash Used In Operating Activities

Cash flow generated in operations for the six month period ended December 31, 2010 amounted to $1,084,061, which mainly consisted the net income of $1,258,156 and the following: 1) increase in accounts payable and accrued expenses of $1,780,712 and an increase in depreciation of $9,405 offset by increases in 1) accounts receivable of $1,028,738, 2) prepaid expenses and deposits of $890,474 and 3) shares cancelled amounting to $45,000.

Cash Used In Investing Activities

Cash flow provided by investing activities was $nil for the six month period ended December 31, 2010.

Cash from Financing Activities

We used cash of $4,733 from financing activities during the six month period ended December 31, 2010.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations. The Company does not anticipate any need for significant capital expenditures in 2011.

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient liquidity will be obtained from operations or from existing working capital of $.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Event

On March 1, 2011 the company’s stock was stopped being quoted on the OTCBB and is currently quoted on the Pink Sheets OTC market. This event was not due to any action taken by the Company. This event is a result of an issue between certain market makers and the OTCBB whereby some market makers no longer desire to quote stock on the OTCBB. If your stock has not been quoted by your market maker on the OTCBB for a period for four days for a thirty day period your stock can no longer be quoted on the OTCBB. The Company has secured a new market maker and is in the process of filing a new Form 15C211.

In addition, on April 8, 2011 Company received comments from the Securities and Exchange Commission. We are in the process of responding to such comments.

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

The Company presently has no outstanding stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Smart-tek Solutions Inc.
Six Months Ended December 31, 2010 and 2009

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders
Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of December 31, 2010 and the related consolidated statements of operations and cash flows for the six months ended December 31, 2010, and for the year ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and cash flows for the six months ended December 31, 2010, and for the year ended June 30, 2010 and 2009.

/ s /

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 16, 2011

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at December 31, 2010 and June 30, 2010

	December 31,	June 30,
	2010	2010

Assets

Current assets
Cash and cash equivalents	$781,720	$269,422
Accounts receivable	1,689,986	661,248
Prepaid expenses and deposits	2,414,971	1,524,497
Current assets of discontinued operations	-	659,426

Total current assets	4,886,677	3,114,593

Equipment, net of accumulated depreciation	47,501	56,906

Goodwill	-	451,311

Assets of discontinued operations	-	47,897

	$4,934,178	$3,670,707

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$3,770,771	$1,990,060
Accounts payable to related parties	388,415	388,415
Shareholder loans	-	500,024
Current liabilities of discontinued operations	-	1,230,372

Total current liabilities	4,159,186	4,108,871

Stockholders’ Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 24,314,124 issued and outstanding at December 31, 2010 (June 30, 2010 – 69,314,124)	24,315	69,315
Additional paid in capital	6,852,863	6,852,863
Accumulated other comprehensive loss	-	(221,963)
Accumulated deficit	(6,102,186)	(7,138,379)

Total stockholders’ equity	774,992	(438,164)

	$4,934,178	$3,670,707

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	June 30,	June 30,
	2010	2009 (unaudited)	2010	2009
Revenue	$9,777,596	$1,971,770	$7,448,820	$-
Cost of revenue and service delivery	8,008,675	1,557,463	5,312,862	-
Gross profit	1,768,921	414,307	2,135,958	-
Selling, general and administrative expenses	1,391,582	304,225	1,770,296	134,490
Operating income (loss)	377,339	110,082	365,662	(134,490)
Other income (expense)
Interest	(16,561)	(935)	(5,354)	(40,272)
Net income (loss) from continuing operations	360,778	109,147	360,308	(174,762)
Net income (loss) from discontinued operations	897,378	246,265	(157,228)	38,395
Comprehensive income (loss)	$1,258,156	$355,412	$203,080	$(136,367)
Earnings (loss) per share, basic and diluted	$0.02	$0.02	$0.01	$0.01
Weighted average shares outstanding, basic and diluted	63,904,288	19,712,944	53,863,199	447,589

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2009	447,589	$448	$6,566,465	$(67,722)	$(7,341,459)	$(842,268)

Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000

Shares issued for settlement of debt	23,866,535	23,867	286,398	-	-	310,265

Net Income	-	-	-	-	203,080	203,080

Currency translation adjustment	-	-	-	(154,241)	-	(154,241)

Balance – June 30, 2010	69,314,124	69,315	6,852,863	(221,963)	(7,138,379)	(438,164)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	221,963	1,036,193	1,258,156

Balance – December 31, 2010	24,314,124	$24,315	$6,852,863	$-	$(6,102,186)	$774 992

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	June 30,	June 30,
	2010	2009 (unaudited)	2010	2009
Operating Activities
Net income	$1,258,156	$109,147	$360,308	$(174,762)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	9,405	2,856	9,405	-
Shares cancelled for amended Marketing Partner
Agreement	(45,000)	-	-	-
Changes in operating assets and liabilities
Accounts receivable	(1,028,738)	(233,233)	(661,248)	-
Prepaid expenses and deposits	(890,474)	(1,629,643)	(1,524,497)	-
Accounts payable and accrued liabilities	1,780,712	1,638,789	1,659,254	322,104
Net cash provided by (used in) operating activities	1,084,061	(112,084)	(156,778)	147,342
Investing activities
Purchase of equipment	-	(34,189)	(69,864)	-
Net cash used in investing activities	-	(34,189)	(69,864)	-
Financing activities
Proceeds from shareholder loan	-	876,116	554,383	(135,837)
Proceeds from officers and directors	(4,733)	(310,265)	77,790	(99,301)
Net cash provided by financing activities	(4,733)	565,851	632,173	(235,138)
Net increase in cash from continuing operations	1,079,328	419,578	405,531	(87,796)
Net increase in cash from discontinued operations	(567,030)	(185,026)	(136,109)	87,796
Cash and cash equivalents, beginning of period	269,422	-	-	-
Cash and cash equivalents, end of period	$781,720	$234,552	$269,422	$-
Supplemental cash flow information
Interest paid	$16,561	$935	$5,353	$40,272

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

1.	Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Smart-tek Solutions Inc. (“the Company”) was incorporated in the State of Nevada on March 22, 1995.

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. (“STS” or the “Company”) to better reflect its new business activities

In March 2005, the Company entered into a Letter of Intent to acquire Smart-tek Communications, Inc. (“SCI”) a British Columbia based security design and installation contractor. Pursuant to a Share Exchange Agreement executed in April 2005. SCI became a wholly-owned subsidiary of the Company.

Smart-tek Communications Inc. (“SCI”) was incorporated on October 29, 1996 in the Province of British Columbia, Canada. The Company specialized in the design, sale, installation and service of security technology with electronic hardware and software products. Projects range from residential and commercial developments to system upgrades and monitoring contracts. Customers included major developers, general and electrical contractors, hospitals, Crown Corporations, law enforcement agencies and retail facilities. 100% of the SCI’s operations are in Canada.

On July 1, 2010, the Company completed the disposition of the Company’s wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

On February 11, 2009, Smart-tek Automated Services Inc., a wholly owned subsidiary of the Company was incorporated in the State of Nevada for the purpose of adding a yet to be determined new business line. On June 17, 2009, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-tek Automated Services, Inc. Smart-tek Automated Services Inc. provides integrated and cost-effective management solutions in the area of human resources for public and private companies. Though Smart-tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services. 100% of Smart-tek Automated Services Inc.’s operations are in the United States.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc. and its wholly-owned subsidiary Smart-tek Automated Services Inc. Significant inter-company transactions have been eliminated in consolidation.

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
December 31, 2010

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

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an no allowance for doubtful accounts as of December 31, 2010 (June 30, 2010 – $Nil).

Workers compensation claims reserve

The Company maintains reserves for workers' compensation claims which are made up of estimated collateral required to pay claims and estimated expenses to settle the claims. The collateral amounts are determined by the insurance carrier and are not recoverable by the Company until all claims related to a policy period are settled. Accordingly, the Company accrues workers’ compensation losses, as provided by the Insurance Carrier’s Third Party Administrator and charges expense. As such, the claim reserve will not be recoverable in the near term and accordingly, they are classified as a long term asset. The Company as well as the Insurance Carriers evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

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

Revenue recognition

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
December 31, 2010

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
December 31, 2010

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

2.	Discontinued operations

Smart-Tek Communications Inc.

On July 1, 2010, the Company completed the sale of the Company’s wholly owned subsidiary Smart-Tek Communications Inc. to its president and founder Perry Law.

The aggregate purchase price of Smart-Tek Communications, Inc. is $821,757 allocated as follows:

(a)	$821,756 of the purchase price shall be paid and satisfied by setting-off the Company’s indebtedness to Perry Law; and

(b)	$1.00 of the purchase price shall be paid by Perry Law for transferring 32,817 shares owned by him to the Company.

Results of operations and cash flows are classified as pertaining to “discontinued operations” if those operations and cash flows are attributable to a distinguishable component of the Company that will be eliminated from the ongoing operations of the Company as a result of the disposition.

The results of discontinued operations are classified separately in both the current period and prior years. The results of discontinued operations are presented net of applicable income taxes.

If certain long-term assets and liabilities of the Company can be distinguished as being directly related to the discontinued operations, and if those assets and liabilities are disposed of pursuant to the disposition of the discontinued business component, then those assets and liabilities are classified on the balance sheet in both the current and prior periods as current or non-current assets of discontinued operations and liabilities of discontinued operations, respectively.

Current and non-current assets and liabilities of discontinued operations are re-measured at the time of discontinuation at the lower of their carrying amount or their fair value less cost to sell. Any resultant unrealized gains or losses are recognized in net income in the period when the Company disposes the related operations.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	June 30,	June 30,
	2010	2009 (unaudited)	2010	2009
Revenue	$-	$3,035,058	$4,673,084	$3,274,138
Cost of revenue and service delivery	-	1,959,868	3,294,783	2,558,706
Gross profit	-	1,075,190	1,378,301	715,432
Selling, general and administrative expenses	-	797,519	1,531,267	672,760
Operating income (loss)	-	277,671	(152,966)	42,672
Other expense
Interest	-	(2,732)	(4,262)	(4,277)
Income (loss) from discontinued operations	-	274,939	(157,228)	38,395
Currency translation adjustment	-	(28,674)	-	-
Gain on disposition of discontinued operations	897,378	-	-	-
Net income from discontinued operations	$897 378	$246,265	$(157,228)	$38,395

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

The following table presents the effect of discontinued operations in the Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
Assets
Current assets
Cash	$-	$146,967
Accounts receivable	-	380,345
Contract retention receivable	-	118,804
Cost of uncompleted contracts in excess of billing	-	11,713
Prepaid expenses and deposits	-	1,597

	-	659,426
Equipment	-	47,897

	$-	$707,323
Current liabilities
Accounts payable and accrued liabilities	$-	$297,433
Billings on uncompleted contracts in excess of costs and estimated revenues	-	73,117
Deferred revenue	-	21,027
Amounts due to officers and directors	-	838,795

	$-	$1,230,372

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

3.	Equipment

	Cost	Accumulated Depreciation	December 31, 2010 Net Book Value	Cost	Accumulated Depreciation	June 30, 2010 Net Book Value

Computer equipment & software	$28,882	$9,628	$19,254	$28,882	$7,439	$21,443
Office furniture & equipment	12,993	8,008	4,985	12,993	2,645	10,348
Automobile	27,989	4,727	23,262	27,989	2,874	25,115

	$69,864	$22,363	$47,501	$69,864	$12,958	$56,906

4.	Shareholder loans

At December 31, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $Nil (June 30, 2010 - $500,024). The loan is unsecured, bears 0% interest and has no fixed terms of repayment.

5.	Income taxes

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

5.	Income taxes, continued

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

	December 31,	June 30,
	2010	2010
Deferred tax asset, beginning	$2,386,382	$2,457,460
Provision of current year’s operating gain
	(440,355)	(71,078)
Deferred tax asset, ending	$1,946,027	$2,386,382
Valuation allowance, beginning	$(2,386,382)	$(2,457,460)
Current year’s gain provision	440,355	71,078
Valuation allowance, ending	$(1,946,027)	$(2,386,382)
Deferred tax asset, net	$-	$-
Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%
Tax expense	$-	$-

6.	Common Stock

At December 31, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At December 31, 2010, there are 24,314,124 shares of common stock outstanding.

During the quarter a certificate for 45,000,000 shares was cancelled and returned to treasury pursuant to an Amended Marketing Agreement dated December 9, 2010, by and between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
December 31, 2010

6.	Common Stock, continued

Preferred Stock

There are no preferred shares issued or outstanding.

7.	Related Party Transactions

Amounts due to officers and directors were $388,415 as of December 31, 2010.

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

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of December 31, 2010 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

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

Perry Law is the founder of our subsidiary, Smart-Tek Communications Inc. and has been its Chief Executive officer since 1997. Mr. Law has over sixteen years experience in the security/surveillance systems industry and has played a central role in introducing and implementing technological changes in the local/regional security industry. Prior to Smart-tek Communications Inc., Mr. Law was President of Smart Systems Corp., a similar systems integration company that owned and operated by Mr. Law and several investors for 1991-1996. Mr. Law has also held numerous executive management positions in both private and public companies in the past and is very active in charitable causes.

Brian Bonar on March 12, 2010, was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the issuer and Chairman of the Board. Prior to this, Mr. Bonar was appointed to the STTN Board on May 29, 2009 and named President of STTN on September 17, 2009. MR. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies. From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds the Honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK. Mr. Bonar’s specific experience and contacts in the PEO industry was a key element in appointing Mr. Bonar CEO and subsequently as a director.

Owen Naccarato Esq., was appointed as a Director on September 29, 2009. Mr. Naccarato has for the last fourteen years been a sole practitioner specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato was CFO and Director of Kaire Holdings, Inc., a publicly traded corporation. Additionally Mr. Naccarato held various high level financial and operating positions with fortune 500 firms including Baxter Edwards, Baxter International Corp. and Tiger Leasing. Mr. Naccarato is a member of the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato also matriculated as a CPA in the State of Illinois in 1977. Smart-tek Solutions, Inc. felt Mr. Naccarato’s broad experience would be a benefit to assist in the future growth of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Our next annual shareholder meeting is tentatively planned for July 20, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid for services rendered during the six month period ended December 31, 2010, and for the two years ended June 30, 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Perry Law(1) Director	Dec 2010 June 2010 June 2009	78,800 78,800 78,800	132,040 132,040 132,040	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 725,742 Nil	210,920 936,582 210,920
Brian Bonar(2) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	Dec 2010 June 2010	162,496 388,415	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 Nil	222,496 388,415
Kelly Mowrey Chief Operating Officer	Dec 2010 June 2010	136,425 280,000	6,250 24,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	142,675 304,000

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

On December 9, 2010, the board of Smart-Tek Solutions Inc. (“Smart-Tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

After an aggregate of US$30,000,000 in actual net sales is reached by the Company resulting from Client contacts introduced by Marketing Partner to the Company, Marketing Partner will receive two percent (2%) of annual net revenues of the Company for the amounts in excess of US$5,000,000 of actual net revenues in any given fiscal year in cash.

The agreement is for an indefinite term

HEALTH INSURANCE FOR EMPLOYEES

Smart-tek Automated Services – yes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2010, there were 24,314,124 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (1)
Common Stock	Perry Law Unit 10 – 11720 Voyageur Way Richmond, BC V6X 3G9	32,817	0.1%
Common Stock	Brian Bonar 1100 Quail Street, Suite 100 Newport Beach, CA 92660	-	0%
Common Stock	Owen Naccarato 1100 Quail Street, Suite 100 Newport Beach, CA 92660	-	0%
Common Stock	Directors and Officers as a group (1)	32,817	0.1%

Notes

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 24,314,124 shares of common stock issued and outstanding as of December 31, 2010.

Changes in Control

On December 9, 2010, the board of Smart-Tek Solutions Inc. (“Smart-Tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares. Therefore, this agreement upon reaching the performance goals laid out will result in a change of ownership.

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

1.

On December 9, 2010, the board of Smart-Tek Solutions Inc. (“Smart-Tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-Tek Automated to promote and market the new business of Smart-Tek to prospective clients, in consideration of which Smart-Tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

2.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or accrued for the six months ended six months ended December 31, 2010 and for the 12 month period ended June 30, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Six months ended December 31, 2010	Twelve months ended June 30, 2010
Audit Fees	$35,000	$135,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$35,000	$135,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
10.11	Amended Marketing Partner Agreement dated December 9, 2010 with Smart-Tek Automated Services, Inc. and Brian Bonar. (7)
10.12	General Release of Claims Agreement Entered into between Richardson Patel LLC and Smart-Tek Solutions, Inc (7)
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on December 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/x/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law
Perry Law
Director

Date:	April 15, 2015

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2011

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	April 15, 2011