Form 10-Q
period 2011-03-31
Smart-tek Solutions Inc
filed 2011-05-20
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

98-0206542
Nevada
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

Smart-tek Solutions Inc.
Three Months Ended March 31, 2011 and 2010
(Unaudited)

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$728,576	$781,720
Accounts receivable	604,406	1,689,986
Receivable from related parties	653,915	-
Prepaid expenses and deposits	2,243,981	2,414,971

Total current assets	4,230,878	4,886,677

Equipment, net of accumulated depreciation	81,680	47,501

	$4,312,558	$4,934,178

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$3,174,212	$3,770,771
Accounts payable to related parties	-	388,415

Total current liabilities	3,174,212	4,159,186

Stockholders’ Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 24,314,124 issued and outstanding at March 31, 2011 and December 31, 2010	24,315	24,315
Additional paid in capital	6,852,863	6,852,863
Accumulated other comprehensive loss	-	-
Accumulated deficit	(5,738,832)	(6,102,186)

Total stockholders’ equity	1,138,346	774,992

	$4,312,558	$4,934,178

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Revenue	$4,221,806	$2,504,307

Cost of revenue and service delivery	2,949,291	1,582,417

Gross profit	1,272,515	921,890

Selling, general and administrative expenses	898,831	351,431

Operating income	373,684	570,459

Other expense

Interest	(10,330)	(1,500)

Net income from continuing operations	363,354	568,959

Net loss from discontinued operations	-	(276,182)

Comprehensive income for the period	$363,354	$292,777

Earnings per share, basic and diluted	$0.01	$0.01

Weighted average shares outstanding, basic and diluted	24,314,124	36,693,734

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2010	69,314,124	69,315	6,852,863	(221,963)	(7,138,379)	(438,164)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	221,963	1,036,193	1,258,156

Balance – December 31, 2010	24,314,124	$24,315	$6,852,863	$-	$(6,102,186)	$774 992

Net Income for the period (Unaudited)	-	-	-	-	363,354	363,354

Balance – March 31, 2011 (Unaudited)	24,314,124	$24,315	$6,852,863	$-	$(5,738,832)	$1,138,346

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mach 31,	March 31,
	2011	2010

Operating Activities

Net income from continuing operations for the period	$363,354	$568,959
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	4,703	3,845

Changes in operating assets and liabilities
Accounts receivable	1,085,580	(198,633)
Prepaid expenses and deposits	170,990	(711,238)
Accounts payable and accrued liabilities	(596,560)	477,677

Net cash provided by operating activities	1,028,067	140,610

Investing activities

Purchase of equipment	(38,882)	(28,317)

Net cash used in investing activities	(38,882)	(28,317)

Financing activities

Due from related parties	(1,042,329)	-

Net cash used in financing activities	(1,042,329)	-

Net increase (decrease) in cash from continuing operations	(53,144)	112,293

Cash and cash equivalents, beginning of period	781,720	234,552

Cash and cash equivalents, end of period	$728,576	$346,845

Supplemental cash flow information
Interest paid	$10,330	$1,500

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At March 31, 2011 and December 31, 2010, the Company did not have any deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an no allowance for doubtful accounts as of March 31, 2011 (December 31, 2010 – $Nil).

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
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

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
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

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
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

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

At March 31, 2011 and December 31, 2010, the carrying amounts of financial instruments, including cash, accounts receivable, receivable from related parties, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.           Summary of significant accounting policies, continued

Recent Accounting Pronouncements, continued

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

2.           Discontinued operations, continued

Smart-Tek Communications Inc., continued

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Revenue	$-	$835,625

Cost of revenue and service delivery	-	636,652

Gross profit	-	198,973

Selling, general and administrative expenses	-	474,406

Operating loss	-	(275,433)

Other expense
Interest	-	(749)

Net income from discontinued operations	$-	$(276,182)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

3.           Equipment

	Cost	Accumulated Depreciation	March 31, 2011 Net Book Value	Cost	Accumulated Depreciation	December 31, 2010 Net Book Value

Computer equipment & software	$67,764	$11,818	$55,946	$28,882	$9,628	$19,254
Office furniture & equipment	12,993	8,667	4,326	12,993	8,008	4,985
Automobile	27,989	6,581	21,408	27,989	4,727	23,262

	$108,746	$27,066	$81,680	$69,864	$22,363	$47,501

4.           Income taxes

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

4.           Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of March 31, 2011 the company had federal and state net operating loss carry forwards of approximately $5,324,048 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At March 31, 2011, STS had available federal net operating loss (NOL) carry forwards of approximately $5,324,048. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at March 31, 2011 and December 31, 2010 as follows:

	March 31,	December 31,
	2011	2010

Deferred tax asset, beginning	$1,946,027	$2,386,382
Provision of current year’s operating gain
	(127,174)	(440,355)
Deferred tax asset, ending	$1,818,853	$1,946,027

Valuation allowance, beginning	$(1,946,027)	$(2,386,382)
Current year’s gain provision	127,174	440,355

Valuation allowance, ending	$(1,818,853)	$(1,946,027)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

5.           Common Stock

At March 31, 2011, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At March 31, 2011, there are 24,314,124 shares of common stock outstanding.

There were no share transactions during the three months period ended March 31, 2011.

Year ended December 31, 2010

During the year a certificate for 45,000,000 shares was cancelled and returned to treasury pursuant to an Amended Marketing Agreement dated December 9, 2010, by and between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar.

Preferred Stock

There are no preferred shares issued or outstanding.

6.           Related Party Transactions

Amounts due from officers and directors were $653,915 (December 31, 2010 – $ (388,415)) as of March 31, 2011.

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

RESULTS OF OPERATIONS

Three Month Summary

			Percentage
	Three Months Ended		Increase/
	March 31,		(Decrease)
	2011	2010
Revenue	$4,221,806	$2,504,307	69%
Selling, General and Administrative Expenses	898,831	351,431	156%
Interest expense	(10,330)	(1,500)	589%
Net Income (Loss)	$363,354	$292,777	24%

Revenue

The 69% increase in revenues of $1,717,499 for the three months ended March 31, 2011 as compared to the comparative period in 2010 is primarily attributable to an increase in our payroll and staffing business through Smart-Tek Automated Services. The increase in our payroll and staffing revenue through Smart-Tek Automated is a result of the continued integration of our current contracts.

Gross Profit

During the period ended March 31, 2011 we had a gross profit of $1,272,515 as compared to a gross profit of $921,890 during the comparative period in 2010 for an increase of $350,625 or 38%.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Three Months Ended		Increase/
	March 31,		(Decrease)
	2011	2010
Selling, General and Administrative Expenses	$898,831	$351,431	156%
Cost of revenue and service delivery	2,949,291	1,582,417	86%
Interest expense	10,330	1,500	589%
Total Expenses	$3,858,452	$1,935,348	99%

Selling, General and Administrative

Selling, general and administrative expenses of $898,831for the three month period ended March 31, 2011 increased by $547,400 or 156% over the same three month period prior year.

Three months ending:	3/31/2010	3/31/2011	$	VAR	% VAR
Salaries & Related Expense	$138,290	$311,430		$173,140	125.2%	Added approximately eight employees
Consulting	$97,190	$220,366		$123,176	126.7%	Increase in auditor fees
Commissions	40,805	177,223		136,418	334.3%	Related to increase in revenue
Outside Services	64	31,688		31,624	49412.5%	Added a third party unemployment administrator
Travel	1,899	24,590		22,691	1194.9%	Increased travel - related to increase in revenue
Meal & Entertainment	1,548	32,545		30,997	2002.4%	Increase related to increase in revenue
Office Expense	11,933	30,627		18,694	156.7%	new equipment for new employees
Telephone & Internet	3,037	12,985		9,948	327.6%	Additional phone lines for new employees
Postage	6,635	22,406		15,771	237.7%	Related to increase in revenue
Miscellaneous	50,030	34,971		-15,059	-30.1%
Total Expenses	$351,431	$898,831		$547,400	155.8%

Cost of revenue and service delivery

Cost of revenue and service delivery expenses of $2,949,291 for the three month period ended March 31, 2011 increased by $1,366,874 or 86% over the same three month period prior year. The increase was mainly attributable to the increase in the payroll business resulting in increased payroll costs of $717,060 (49%) plus and increase in workers compensation costs of $424,814 (330%) and workers compensation claim costs of $225,000.

Liquidity and Capital Resources

Working Capital
	Three Months	Year	Percentage
	Ended	Ended	Increase/
	March 31,	December 31,	(Decrease)
	2011	2010
Current Assets	$4,230,878	$4,886,677	(13%	)
Current Liabilities	3,174,212	4,159,186	(24%	)
Working Capital (Deficiency)	$1,056,666	$727,491	45%

Cash Flows
	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	March 31,	Increase/
	2010	2010	(Decrease)
Cash from (used in) Operating Activities	$1,028,067	$140,610	631%
Cash (used in) Investing Activities	($38,882)	($28,317)	37%
Cash provided by Financing Activities	($1,042,329)	-	100%
Net Increase (Decrease) in Cash	($53,144)	$112,293	(149%	)

We had cash on hand of $728,576 and working capital of $1,056,666 as of March 31, 2011 compared to cash on hand of $781,720 and working capital of $727,491 for the year ended December 31, 2010. We anticipate that we will incur approximately $300,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Provided In Operating Activities

We had cash from operating activities in the amount of $1,028,067 during the three months ended March 31, 2011 as compared to cash used in operating activities of $140,610 in the comparative period in 2010. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $38,882 during the three months ended March 31, 2011 as opposed to $28,317 cash used in investing activities during the three months ended March 31, 2010.

Cash from Financing Activities

We used cash of $1,042,329 in financing activities during the three months ended March 31, 2011 and as compared to none in financing activities from the comparative period in 2010. Cash used in financing activities during the period increased primarily due to a loan of $275,000 to AMS Inc. to cover an insurance payment and $607,330 to Allegiant Professional Services Inc., to cover for workman’s compensation loses.

Financing

During the quarter ended March 31, 2010, Smart-tek Automated Services secured a line of credit for $1,000,000 USD from J.P. Chase Manhattan Bank to facilitate its automatic withdrawals from client accounts as well as for the provision of direct deposit services to its clients.

Subsequent Events:

Events subsequent to March 31, 2011 have been evaluated through May 20, 2011, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disclosure Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of March 31, 2011 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

By	/s/ Brian Bonar
Brian Bonar
President

Date:	May 20, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Perry Law
Perry Law
Director

Date:	May 20, 2011

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 20, 2011

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	May 20, 2011