Form 10-Q/A
period 2010-09-30
Smart-tek Solutions Inc
filed 2011-07-11
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

_________________________________________________________
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 30, 2010, there were 69,314,124 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 includes our restated consolidated balance sheets as of the three months then ended September 30, 2010 and 2009, and the related restated consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.

Smart-Tek Solutions Inc. and its consolidated wholly-owned subsidiary (the “Company”) is restating its previously issued consolidated financial statements and related notes to the consolidated financial statements to reflect the sale of its Smart-Tek Communication Inc. subsidiary to it founder of president Perry Law. Smart-Tek Communication Inc.’s financials were improperly included in the prior September 2010 Form 10Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Smart-tek Solutions Inc.
Three Months Ended September 30, 2010 and 2009
(Unaudited)

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As at September 30, 2010 (Unaudited) and June 30, 2010

	September 30,	June 30,
	2010	2010
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$644,865	$269,422
Accounts receivable	1,407,554	661,248
Prepaid expenses and deposits	2,200,749	1,524,497
Current assets of discontinued operations	-	659,426

Total current assets	4,253,168	3,114,593

Equipment, net of accumulated depreciation	52,203	56,906

Goodwill	-	451,311

Assets of discontinued operations	-	47,897

	$4,305,371	$3,670,707

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$2,771,085	$1,990,060
Accounts payable to related parties	388,415	388,415
Shareholder loans	-	500,024
Current liabilities of discontinued operations	-	1,230,372

Total current liabilities	3,159,500	4,108,871

Stockholders’ Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 69,314,124 issued and outstanding at September 30, 2010 (June 30, 2010 – 69,314,124)	69,315	69,315
Additional paid in capital	6,852,863	6,852,863
Accumulated other comprehensive loss	-	(221,963)
Accumulated deficit	(5,776,307)	(7,138,379)

Total stockholders’ equity	1,145,871	(438,164)

	$4,305,371	$3,670,707

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Revenue	$4,641,895	$484,027
Cost of revenue and service delivery	3,272,260	452,550
Gross profit	1,369,635	31,477
Selling, general and administrative expenses	676,742	161,515
Operating income (loss)	692,893	(130,038)
Other income (expense)
Interest	(6,234)	(298)
Net income (loss) from continuing operations	686,659	(130,336)
Net income (loss) from discontinued operations	897,376	(65,222)
Comprehensive income (loss)	$1,584,035	$(195,558)
Earnings (loss) per share, basic and diluted	$0.02	$(0.02)
Weighted average shares outstanding, basic and diluted	69,314,124	8,273,676

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2009	447,589	$448	$6,566,465	$(67,722)	$(7,341,459)	$(842,268)

Shares issued for Marketing Partner Agreement	45,000,000	45,000	-	-	-	45,000

Shares issued for settlement of debt	23,866,535	23,867	286,398	-	-	310,265

Net Income	-	-	-	-	203,080	203,080

Currency translation adjustment	-	-	-	(154,241)	-	(154,241)

Balance – June 30, 2010	69,314,124	69,315	6,852,863	(221,963)	(7,138,379)	(438,164)

Net Income	-	-	-	221,963	1,362,072	1,584,035

Balance – September 30, 2010	69,314,124	$69,315	$6,852,863	$-	$(5,776,307)	$1,145,871

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September30,
	2010	2009
Operating Activities
Net income (loss)	$1,584,035	$(130,336)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	4,703	775
Changes in operating assets and liabilities
Accounts receivable	(746,306)	(3,108)
Prepaid expenses and deposits	(676,252)	-
Accounts payable and accrued liabilities	781,025	(99,118)
Net cash provided by (used in) operating activities	947,205	(231,787)
Investing activities
Purchase of equipment	-	(19,438)
Net cash used in investing activities	-	(19,438)
Financing activities
Proceeds from shareholder loan	-	876,116
Proceeds from officers and directors	(4,732)	-
Net cash provided by (used in) financing activities	(4,732)	876,116
Net increase in cash from continuing operations	942,473	624,891
Net increase in cash from discontinued operations	(567,030)	(454,953)
Cash and cash equivalents, beginning of period	269,422	-
Cash and cash equivalents, end of period	$644,865	$169,938
Supplemental cash flow information
Interest paid	$6,234	$298

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
September 30, 2010

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

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an no allowance for doubtful accounts as of September 30, 2010 (June 30, 2010 – $Nil).

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
September 30, 2010

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
September 30, 2010

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$-	$1,338,613

Cost of revenue and service delivery	-	744,731
Gross profit	-	593,882

Selling, general and administrative expenses	-	626,509
Operating income (loss)	-	(32,627)
Other expense
Interest	-	(1,638)
Income (loss) from discontinued operations	-	(34,265)
Currency translation adjustment	-	(30,957)
Gain on disposition of discontinued operations	897,376	-
Net income from discontinued operations	$897,376	$(65,222)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

The following table presents the effect of discontinued operations in the Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$-	$146,967
Accounts receivable	-	380,345
Contract retention receivable	-	118,804
Cost of uncompleted contracts in excess of billing	-	11,713
Prepaid expenses and deposits	-	1,597

	-	659,426
Equipment	-	47,897

	$-	$707,323
Current liabilities
Accounts payable and accrued liabilities	$-	$297,433
Billings on uncompleted contracts in excess of costs and estimated revenues	-	73,117
Deferred revenue	-	21,027
Amounts due to officers and directors	-	838,795

	$-	$1,230,372

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

3. Equipment

	Cost	Accumulated Depreciation	September 30, 2010 Net Book Value	Cost	Accumulated Depreciation	June 30, 2010 Net Book Value

Computer equipment & software	$28,882	$9,628	$19,254	$28,882	$7,439	$21,443
Office furniture & equipment	12,993	3,305	9,688	12,993	2,645	10,348
Automobile	27,989	4,728	23,261	27,989	2,874	25,115

	$69,864	$17,661	$52,203	$69,864	$12,958	$56,906

4. Shareholder loans

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2010

5. Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of September 30, 2010 the company had federal and state net operating loss carry forwards of approximately $5,361,523 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At September 30, 2010, STS had available federal net operating loss (NOL) carry forwards of approximately $5,361,523. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2010 and June 30, 2010 as follows:

	September 30,	June 30,
	2010	2010
Deferred tax asset, beginning	$2,386,382	$2,457,460
Provision of current year’s operating gain
	(554,412)	(71,078)
Deferred tax asset, ending	$1,831,970	$2,386,382
Valuation allowance, beginning	$(2,386,382)	$(2,457,460)
Current year’s gain provision	554,412	71,078
Valuation allowance, ending	$(1,831,970)	$(2,386,382)
Deferred tax asset, net	$-	$-
Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%
Tax expense	$-	$-

6. Common Stock

At September 30, 2010, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2010, there are 69,314,124 shares of common stock outstanding.

Subsequent to September 30, 2010 a certificate for 45,000,000 shares was cancelled and returned to treasury pursuant to an Amended Marketing Agreement dated December 9, 2010, by and between Smart-Tek Solutions Inc., its wholly owned subsidiary Smart-Tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar.

6. Common Stock, continued

Preferred Stock

There are no preferred shares issued or outstanding.

7. Related Party Transactions

Amounts due to officers and directors were $388,415 as of September 30, 2010.

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

RESULTS OF OPERATIONS

Three Month Summary

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2010	2009
Revenue	$4,641,895	484,027	859.0%
Selling, General and Administrative Expenses	676,742	161,515	319.0%
Interest expense	(6,234)	(298)	221.7%
Net Income (Loss)	$1,584,035	($195,558)	910.0%

Revenue

The 859.0% increase in revenues for the three months ended September 30, 2010 as compared to the comparative period in 2009 is primarily attributable to the continued development of our payroll and staffing business through Smart-Tek Automated services Inc. Smart-Tek automated revenue increased $4,157,868 or 859.0% .

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Three Months Ended		Increase/
	September 30,		(Decrease)
	2010	2009
Cost of revenue and service delivery	$3,272,260	452,550	623.1%
Selling, General and Administrative Expenses	676,742	161,515	319.0%
Interest expense	(6,234)	(298)	221.7%
Total Expenses	$3,955,236	$614,363	543.8%

Cost of revenue and service delivery

The Cost of revenue and service delivery for the three month period ended Sept, 2010 was $3,272,260 compared to $452,550 for the same period prior year for an increase of $2,819,710 or 623.1% . The increase was primarily due to the increase in the business of our subsidiary Smart-Tek Automated Services.

Selling, General and Administrative

Selling, general and administrative expenses increased $515,227 or 319.0% to $676,742 the three month period ended September 30, 2010 from $161,515 for the comparative period in 2009. The increase is a result of the ramping up our payroll and staffing business through Smart-Tek Automated services Inc.

Net Income

Net Income for the three months ending September 30, 2010 is $1,584,035 compared to a loss of ($195,558) for the same period prior year. The net income of $1,584,035 consists of $686,659 in income from the new Smart-Tek Automated Services subsidiary, plus $897,376 in net income from discontinued operations.

Liquidity and Capital Resources

Working Capital

	Three Months		Percentage
	Ended	Year Ended	Increase/
	September 30,	June 30, 2010	(Decrease)
	2010
Current Assets	$4,253,168	$3,114,593	36.6%
Current Liabilities	3,159,500	4,108,871	(23.1%	)
Working Capital Surplus (Deficiency)	1,093,668	($994,278)	210.0%

Cash Flows

	Three Months	Three Months	Percentage
	Ended	Ended	Increase/
	September 30,	September 30,	(Decrease)
	2010	2010
Cash from (used in) Operating Activities	$947,205	($231,787)	508.7%
Cash (used in) Investing Activities	$0	($19,438)	(100.0%	)
Cash provided by Financing Activities	($4,732)	$876,116	(100.5%	)
Net Increase (Decrease) in Cash	$942,473	$624,891	50.8%

We had cash on hand of $644,865 and a working capital surplus of $1,093,668 as of September 30, 2010 compared to cash on hand of $169,968 and a working capital deficit of $(994,278) for the year ended June 30, 2009. We anticipate that we will incur approximately $260,000 for operating expenses per month, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

We had cash from operating activities in the amount of $947,205 during the three months ended September 30, 2010 as compared to cash used in operating activities of $231,787 in the comparative period in 2009. Cash from operating activities resulted from the increased revenues from the business of our subsidiaries.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $nil during the three months ended September 30, 2010.

Cash from Financing Activities

We used cash of $4,732 from financing activities during the three months ended September 30, 2010, a decrease of 100.5% from the comparative period in 2009. Cash provided by financing activities during the period decreased primarily due to proceeds from officers and directors in 2009 which did not occur in 2010. At September 30, 2010 the Company is indebted to a company controlled by the Company’s president in the amount of $876,283. The loan is unsecured and has no fixed terms of repayment.

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

Disclosure Controls and Procedures

As of September 30, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of September 30, 2010 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

PART II - OTHER INFORMATION

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

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009 (9)
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.

(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar

Brian Bonar
President

/s/ Brian Bonar
Date:	July 8, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	July 8, 2011

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	July 8, 2011