Form 10-KT/A
period 2010-12-31
Smart-tek Solutions Inc
filed 2011-08-01
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT/A
(Amendment No. 1)

(Mark One)

[ ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes[ ]    No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x]    No[ ]

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
Yes[ ]    No[x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,288,648 based on a price of $0.53 per share, being the average of the bid and ask prices of the issuer on the Over-the-Counter Bulletin Board on December 31, 2010.

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
Yes[ ]    No[x]

EXPLANATORY NOTE

Smart-tek Solutions, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-KT/A) to our Transitional report on Form 10-KT for the transitional period from July 1, 2010 to December 31, 2010 (the “Form 10-KT), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2011, for the two following purposes; 1) to disclose why the Company has not held an annual shareholder meeting for several years including 2010, and 2) to file a revised report from our Independent Public Accounting Firm which inadvertently was missing some language. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except as described above, no other changes have been made to the 2010 Transition Form 10KT Annual Report. The 2010 Transitional Annual Report continues to speak as of the date of the 2010 Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2010 Annual Report other than as expressly indicated in this Amendment No. 1.

PART I

General:

The Company represents the following reasons for not having an Annual Shareholders meeting until July 29, 2011.

1) Years Prior to June 30, 2009: The company suffered continual operating losses and management at that time felt they could not absorb the cost of holding such a meeting. Concerning the new line of business which officially started with the signing of the Strategic Marketing Partner Agreement dated June 17, 2009, management stated that it was profitable from the first day of operations. Management is revising that statement to be that the business did not generate a profit from the first day of operations, but rather during its first full quarter of operations which was the quarter ended September 30, 2009 (see the below schedule).

Smart-tek Solutions Inc.

Annual Income (Loss) reported from June 30,2005 to June 30, 2009.

Year ending June 30,	2005	2006	2007	2008	2009
Operating Income (Loss)	($286,095 )	($623,017 )	($358,367 )	($2,997,356 )	($91,817 )

2)

Subsequent to June 2009: An annual shareholders meeting was not scheduled because the company had open SEC comments on various operational issues as well as on a preliminary proxy that was filed. Also the Company felt that it could not file another proxy while there were still open comments on an existing preliminary proxy. The preliminary proxy was pulled on March 16, 2011.

3)

Subsequent to June 2010: The Annual shareholders meeting was further delayed as a result of the company changing its fiscal year-end from June 30 to December 31. To include the transitional December 31, 2010 annual report with the proxy material, the company would have to wait until the April 15, 2011 filing of the December 31, 2010 Form 10-KT. With that in mind the Company disclosed in its filings of a tentative annual shareholder meeting date to be in July 2011.

4)	The Company held its Annual Shareholder meeting on July 29, 2011.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Revised report from the Independent Public Accounting Firm

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and cash flows for the six months ended December 31, 2010, and for the year ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/ s /John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 16, 2011

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

Date: August 1, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 1, 2011

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	August 1, 2011