Form 10-Q
period 2011-06-30
Smart-tek Solutions Inc
filed 2011-08-18
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of June 30, 2011, there were 49,212,123 shares of common stock, par value $0.001, outstanding.

Smart-tek Solutions Inc.
Six Months Ended June 30, 2011 and 2010
(Unaudited)

Smart-tek Solutions Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$882,069	$781,720
Accounts receivable	368,125	1,689,986
Receivable from related parties	275,000	-
Prepaid expenses and deposits	2,838,981	2,414,971

Total current assets	4,364,175	4,886,677

Equipment, net of accumulated depreciation	81,318	47,501

	$4,445,493	$4,934,178

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$3,256,689	$3,770,771
Management salaries payable	205,641	388,415

Total current liabilities	3,462,330	4,159,186

Stockholders’ Equity

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at June 30, 2011 (December 31, 2010 - 24,314,124)	49,212	24,315
Additional paid in capital	7,271,945	6,852,863
Accumulated deficit	(6,337,994)	(6,102,186)

Total stockholders’ equity	983,163	774,992

	$4,445,493	$4,934,178

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

		Three Months		Three Months	Six Months	Six Months
		Ended		Ended	Ended	Ended
		June 30,		June 30,	June 30,	June 30,
		2011		2010	2011	2010
Revenue		$6,401,186		$2,972,743	$10,622,992	$5 ,477,050
Cost of revenue and service delivery		(4,716,003)		(2,172,981)	(7,665,294)	(3,755,398)
Gross profit		1,685,183		799,762	2,957,698	1,721,652
Selling, general and administrative expenses		(2,270,792)		(1,114,640)	(3,169,625)	(1,466,072)
Operating income (loss)		(585,609)		(314,878)	(211,927)	255,580
Other expense
Interest		(13,552)		(2,918)	(23,881)	(4,417)
Net income (loss) from continuing operations		(599,161)		(317,796)	(235,808)	251,163
Net loss from discontinued operations		-		(155,985)	-	(432,167)
Comprehensive loss for the period	$	(599,161)	$	(473,781)	$(235,808)	$(181,004)
Loss per share, basic and diluted		$(0.02)		$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding basic and diluted		29,796,080		69,314,124	27,070,245	69,314,124

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2010	69,314,124	$69,315	$6,852,863	$(221,963)	$(7,138,379)	$(438,164)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	221,963	1,036,193	1,258,156

Balance – December 31, 2010	24,314,124	24,315	6,852,863	-	(6,102,186)	774, 992

Shares issued	24,897,999	24,897	419,082	-	-	443,979

Net loss for the period (Unaudited)	-	-	-	-	(235,808)	(235,808)

Balance – June 30, 2011 (Unaudited)	49,212,123	$49,212	$7,271,945	$-	$(6,337,994)	$983,163

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Operating Activities
Net loss from continuing operations for the period	$(599,161)	$(317,796)	$(235,808)	$251,163
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	7,605	6,257	12,308	10,102

Changes in operating assets and liabilities
Accounts receivable	236,280	(229,381)	1,321,861	(428,015)
Prepaid expenses and deposits	(595,000)	816,384	(424,010)	105,146
Accounts payable and accrued liabilities	82,477	(412,213)	(514,085)	65,464
Management salaries payable	205,641	-	(182,771)	-

Net cash provided by (used in) operating activities	(662,158)	(136,749)	(22,505)	3,860

Investing activities
Purchase of equipment	(7,243)	(7,358)	(46,125)	(35,675)

Net cash provided by (used in) investing activities	(7,243)	(7,358)	(46,125)	(35,675)

Financing activities
Due from related parties	378,915	388,416	(275,000)	388,416
Issuance of shares	443,979	-	443,979	-

Net cash provided by financing activities	822,894	388,416	168,979	388,416

Net increase in cash from continuing operations	153,493	244,309	100,349	356,601

Net decrease in cash from discontinuing operations	-	(321,732)	-	(321,732)

Net increase (decrease) in cash	153,493	(77,423)	100,349	34,869

Cash and cash equivalents, beginning of period	728,576	346,845	781,720	234,553

Cash and cash equivalents, end of period	$882,069	$269,422	$882,069	$269,422

Supplemental cash flow information
Interest paid	$13,551	$2,918	$23,881	$4,418

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2011
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
June 30, 2011
(Unaudited)

1.	Summary of significant accounting policies, continued

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At June 30, 2011 and December 31, 2010, the Company did not have any deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is an no allowance for doubtful accounts as of June 30, 2011 (December 31, 2010 – $Nil).

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
June 30, 2011
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

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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
June 30, 2011
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
June 30, 2011
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

At June 30, 2011 and December 31, 2010, the carrying amounts of financial instruments, including cash, accounts receivable, receivable from related parties, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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
June 30, 2011
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
June 30, 2011
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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.	Discontinued operations, continued

Smart-Tek Communications Inc., continued

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2010	2010
Revenue	$-	$802,401	$-	$1,638,026
Cost of revenue and service delivery	-	(698,263)	-	(1,334,915)
Gross profit	-	104,138	-	303,111
Selling, general and administrative expenses	-	(259,343)	-	(733,749)
Operating loss	-	(155,205)	-	(430,638)
Other expense
Interest	-	(780)	-	(1,529)
Net income from discontinued operations	$-	$(155,985)	$-	$(432,167)

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.	Equipment

	Cost	Accumulated Depreciation	June 30, 2011 Net Book Value	Cost	Accumulated Depreciation	December 31, 2010 Net Book Value

Computer equipment & software	$55,008	$16,910	$38,098	$28,882	$9,628	$19,254
Office furniture & equipment	12,993	9,327	3,666	12,993	8,008	4,985
Automobile	47,989	8,435	39,554	27,989	4,727	23,262

	$115,990	$34,672	$81,318	$69,864	$22,363	$47,501

4.	Income taxes

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
June 30, 2011
(Unaudited)

4.	Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of June 30, 2011 the company had federal and state net operating loss carry forwards of approximately $5,923,210 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At June 30, 2011, STS had available federal net operating loss (NOL) carry forwards of approximately $5,923,210. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at June 30, 2011 and December 31, 2010 as follows:

	June 30,	December 31,
	2011	2010
Deferred tax asset, beginning	$1,946,027	$2,386,382
Provision of current year’s operating loss
	82,533	(440,355)
Deferred tax asset, ending	$2,028,560	$1,946,027
Valuation allowance, beginning	$(1,946,027)	$(2,386,382)
Current year’s loss provision	(82,533)	440,355
Valuation allowance, ending	$(2,028,560)	$(1,946,027)
Deferred tax asset, net	$-	$-
Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%
Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
June 30, 2011
(Unaudited)

5.	Common Stock

At June 30, 2011, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At June 30, 2011, there are 49,212,123 shares of common stock outstanding.

During the period ended June 30, 2011, the Company issued 21,897,999 common shares totaling $218,979 as compensation to a marketing partner. $197,082 was allocated to additional paid in capital for amount in addition to par value of the shares.

During the period ended June 30, 2011, the Company issued 3,000,000 common shares totaling $225,000 as compensation to a director. $222,000 was allocated to additional paid in capital for amount in addition to par value of the shares.

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

Amounts due from officers and directors for management salaries payable were $205,641 (December 31, 2010 –$(388,415)) as of June 30, 2011.

Receivable from related companies were $275,000 (December 31, 2010 – $Nil) as of June 30, 2011.

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

RESULTS OF OPERATIONS

Six Month Summary
			Percentage
	Six Months Ended		Increase/
	June 30,		(Decrease)
	2011	2010
Revenue	$10,622,992	$5,477,050	94.0%
Selling, General and Administrative Expenses	3,169,625	1,466,072	116.2%
Interest expense	23,881	4,417	440.7%
Net Income (Loss) from continuing operations	(235,808)	251,163	(193.9)%

Revenue

The 94.0% increase in revenues of $5,145,942 for the six months ended June 30, 2011 as compared to the comparative period in 2010 is primarily attributable to an increase in our payroll and staffing business through Smart-Tek Automated Services. The increase in our payroll and staffing revenue through Smart-Tek Automated is a result of the continued integration of our current contracts.

Cost of Goods Sold

During the six month period ended June 30, 2011 we had a cost of goods sold of $7,665,294as compared to $3,792,065during the comparative period in 2010 for an increase of $3,873,229 or 102.1% . The increase consists of $872,004 (2268%) increase in worker compensation claim cost, $1,036,158 increase in workers compensation premium expense (215.5%), with the remaining increase in client payroll costs.

Gross Profit

During the six month period ended June 30, 2011 we had a gross profit of $2,957,698 as compared to a gross profit of $1,721,652 during the comparative period in 2010 for an increase of $1,236,046 or 71.8% .

Expenses

The major components of our expenses for the quarter are outlined in the table below:

			Percentage
	Six Months Ended		Increase/
	June 30,		(Decrease)
	2011	2010
Selling, General and Administrative Expenses	3,169,625	1,466,072	116.2%
Cost of Goods Sold	7,665,294	3,755,398	104.1%
Interest expense	23,881	4,417	440.7%
Total Expenses	10,858,800	5,225,887	5,632,913

Selling, General and Administrative

Selling, general and administrative expenses of $3,169,625 for the six month period ended June 30, 2011 increased by $1,703,553 or 119.2% over the same six month period prior year.

Operating Expense Analysis

Six months ending:	6/30/2010	6/30/2011	$	VAR	% VAR
Salaries & Related Expense	$865,329	$894,399		$29,070	3.4%	Added approximately eight employees
Consulting	$205,013	$379,189		$174,176	85.0%	Increase in auditor fees
Commissions	106,999	446,806		$339,807	317.6%	Related to increase in revenue
Outside Services	2,199	94,091		$91,892	4178.8%	Added a third party unemployment administrator
Travel	11,766	78,142		$66,376	564.1%	Increased travel - related to increase in revenue
Meal & Entertainment	7,582	49,421		$41,839	551.8%	Increase related to increase in revenue
Office Expense	17,837	76,720		$58,883	330.1%	new equipment for new employees
Telephone & Internet	9,305	26,715		$17,410	187.1%	Additional phone lines for new employees
Postage	11,785	47,429		$35,644	302.5%	Related to increase in revenue
Allowance for bad debt	0	607,330		$607,330	-	Allowance for potentially uncollectible receivable
Stock issuance	0	443,980		$443,980	-	Stock issued pursuant to a contract and services owed
Miscellaneous	208,257	25,403		$182,854	-87.8%	miscellaneous
Total Expenses	$1,446,072	$3,169,625		$1,723,553	119.2%

Liquidity and Capital Resources

Working Capital
	Six Months	Year	Percentage
	Ended	Ended	Increase/
	June 30,	December 31,	(Decrease)
	2011	2010
Current Assets	$4,364,175	$4,886,677	(11%	)
Current Liabilities	3,462,330	4,159,186	(17%	)
Working Capital (Deficiency)	$901,845	$727,491	24%

Cash Flows
	Six Months	Six Months Ended	Percentage
	Ended June 30,	June 30,	Increase/
	2011	2010	(Decrease)
Cash from (used in) Operating Activities	(22,505)	3,861	(683%	)
Cash (used in) Investing Activities	(46,125)	74,759	(162%	)
Cash provided by Financing Activities	168,979	388,416	(56)
Net Increase (Decrease) in Cash

We had cash on hand of $882,069 and working capital of $901,845 as of June 30, 2011 compared to cash on hand of $781,720 and working capital of $727,491 for the year ended December 31, 2010. We anticipate that we will incur approximately $350,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Provided In Operating Activities

We used cash from operating activities in the amount of $22,505 during the six months ended June 30, 2011 as compared to cash provided in operating activities of $3,861 in the comparative period in 2010. Cash used from operating activities resulted from the net loss from continuing operating.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $46,125 during the six months ended June 30, 2011 as opposed to $74,759 cash provided in investing activities during the six months ended June 30, 2010.

Cash from Financing Activities

We provided cash of $168,979 in financing activities during the six months ended June 30, 2011 and as compared to $388,416 in financing activities from the comparative period in 2010. Cash used in financing activities during the period increased primarily due to a loan of $275,000 to AMS Inc. to cover an insurance payment.

Subsequent Events:

Events subsequent to June 30, 2011 have been evaluated through August 16, 2011, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disclosure Controls and Procedures

As of June 30, 2011, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of June 30, 2011 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

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

By	/s/ Brian Bonar

Brian Bonar
President

/s/ Brian Bonar

Date:	August 18, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director (Principal Executive Officer, Principal
Accounting Officer and Principal Financial Officer)

Date:	August 18, 2011

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	August 18, 2011