Form 10-KT/A
period 2010-12-31
Smart-tek Solutions Inc
filed 2011-09-09
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT/A
(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 30, 2011, there were 49,212,123 shares of common stock, par value $0.001, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

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
Yes [   ]    No [X]

EXPLANATORY NOTE

Smart-tek Solutions, Inc. (the “Company”) is filing this Amendment No. 2 (the “Form 10-KT/A) to our Transitional report on Form 10-KT for the transitional period from July 1, 2010 to December 31, 2010 (the “Form 10-KT), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2011, for the following purpose: to file a revised report from our Independent Public Accounting Firm which required additional language. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2. Except as described above, no other changes have been made to the 2010 Transition Form 10KT Annual Report. The 2010 Transitional Annual Report continues to speak as of the date of the 2010 Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2010 Annual Report other than as expressly indicated in this Amendment No. 2.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Revised report from the Independent Public Accounting Firm

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders
Smart-tek Solutions, Inc. (formerly Royce Biomedical Inc.)

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of December 31, 2010, June 30, 2010 and 2009 and the related consolidated statements of operations and cash flows for the six months ended December 31, 2010, and for the years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of December 31, 2010, June 30, 2010 and 2009 and the results of their operations and cash flows for the six months ended December 31, 2010, and for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Brian Bonar
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	September 9, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	September 9, 2011

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	September 9, 2011