Form 10-Q
period 2011-09-30
Smart-tek Solutions Inc
filed 2011-11-21
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of September 30, 2011, there were 49,212,123 shares of common stock, par value $0.001, outstanding.

Smart-tek Solutions Inc.
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$270,048	$781,720
Accounts receivable	1,136,108	1,689,986
Receivable from related parties	275,000	-
Prepaid expenses and deposits	4,645,847	2,414,971

Total current assets	6,327,003	4,886,677

Equipment, net of accumulated depreciation	76,616	47,501

	$6,403,619	$4,934,178

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$8,384,307	$3,770,771
Accounts payable to related parties	-	388,415

Total current liabilities	8,384,307	4,159,186

Stockholders’ Equity (Deficit)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at September 30, 2011 (December 31, 2010 - 24,314,124)	49,212	24,315
Additional paid in capital	7,271,945	6,852,863
Accumulated deficit	(9,301,845)	(6,102,186)

Total stockholders’ equity (deficit)	(1,980,688)	774,992

	$6,403,619	$4,934,178

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$4,628,141	$4,641,895	$15,251,133	$10,118,945

Cost of revenue and service delivery	(4,783,318)	(3,272,260)	(12,448,612)	(7,027,658)

Gross profit	(155,177)	1,369,635	2,802,521	3,091,287

Selling, general and administrative expenses	(1,997,439)	(676,742)	(5,167,062)	(2,142,814)

Operating income (loss)	(2,152,616)	692,893	(2,364,541)	948,473

Other expense

Interest	(811,236)	(6,235)	(835,118)	(10,652)

Net income (loss) from continuing operations	(2,963,852)	686,658	(3,199,659)	937,821

Net gain from discontinued operations	-	897,376	-	465,209

Comprehensive income (loss) for the period	$(2,963,852)	$1,584,034	$(3,199,659)	$1,403,030

Income (loss) per share, basic and diluted	$(0.06)	$0.02	$(0.09)	$0.02

Weighted average shares outstanding basic and diluted	49,212,123	69,314,124	34,531,977	69,314,124

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance – June 30, 2010	69,314,124	$69,315	$6,852,863	$(221,963)	$(7,138,379)	$(438,164)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	221,963	1,036,193	1,258,156

Balance – December 31, 2010	24,314,124	24,315	6,852,863	-	(6,102,186)	774, 992

Shares issued	24,897,999	24,897	419,082	-	-	443,979

Net loss for the period (Unaudited)	-	-	-	-	(3,199,659)	(3,199,659)

Balance – September 30, 2011 (Unaudited)	49,212,123	$49,212	$7,271,945	$-	$(9,301,845)	$(1,980,688)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Operating Activities
Net income (loss) from continuing operations for the period	$(2,963,852)	$1,584,034	$(3,199,659)	$1,403,030
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	4,702	4,703	17,010	14,805

Changes in operating assets and liabilities
Accounts receivable	(767,983)	(746,306)	553,878	(1,174,321)
Prepaid expenses and deposits	(1,806,866)	(676,252)	(2,230,876)	(571,106)
Accounts payable and accrued liabilities	5,127,619	781,026	4,613,536	846,491
Management salaries payable	(205,641)	-	(388,415)	388,415

Net cash provided by (used in) operating activities	(612,021)	947,205	(634,526)	907,314

Investing activities
Purchase of equipment	-	-	(46,125)	(35,675)

Net cash used in investing activities	-	-	(46,125)	(35,675)

Financing activities
Due from related parties	-	-	(275,000)	-
Issuance of shares	-	-	443,979	-

Net cash provided by financing activities	-	-	168,979	-

Net increase (decrease) in cash from continuing operations	(612,021)	947,205	(511,672)	871,639

Net increase in cash from discontinuing operations	-	(571,762)	-	(461,326)

Net increase (decrease) in cash	(612,021)	375,443	(511,672)	410,313

Cash and cash equivalents, beginning of period	882,069	269,422	781,720	234,552

Cash and cash equivalents, end of period	$270,048	$644,865	$270,048	$644,865

Supplemental cash flow information
Interest paid	$811,236	$6,234	$835,118	$10,652

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2011
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
September 30, 2011
(Unaudited)

1.         Summary of significant accounting policies, continued

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At September 30, 2011 and December 31, 2010, the Company did not have any deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. There is no allowance for doubtful accounts as of September 30, 2011 (December 31, 2010 – $Nil).

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
(Unaudited)

1.         Summary of significant accounting policies, continued

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

At September 30, 2011 and December 31, 2010, the carrying amounts of financial instruments, including cash, accounts receivable, receivable from related parties, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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
September 30, 2011
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
September 30, 2011
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

2.         Equipment

	Cost	Accumulated Depreciation	September 30, 2011 Net Book Value	Cost	Accumulated Depreciation	December 31, 2010 Net Book Value

Computer equipment & software	$55,008	$19,099	$35,909	$28,882	$9,628	$19,254
Office furniture & equipment	12,993	9,987	3,006	12,993	8,008	4,985
Automobile	47,989	10,288	37,701	27,989	4,727	23,262

	$115,990	$39,374	$76,616	$69,864	$22,363	$47,501

3.        Income taxes

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

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.        Income taxes, continued

The Company generated a deferred tax credit through net operating loss carry forwards. As of September 30, 2011 the company had federal and state net operating loss carry forwards of approximately $8,887,062 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At September 30, 2011, STS had available federal net operating loss (NOL) carry forwards of approximately $8,887,062. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2011 and December 31, 2010 as follows:

	September 30,	December 31,
	2011	2010

Deferred tax asset, beginning	$1,946,027	$2,386,382
Provision of current year’s operating loss	1,119,881	(440,355)

Deferred tax asset, ending	$3,065,908	$1,946,027

Valuation allowance, beginning	$(1,946,027)	$(2,386,382)
Current year’s loss provision	(1,119,881)	440,355

Valuation allowance, ending	$(3,065,908)	$(1,946,027)

Deferred tax asset, net	$-	$-

Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%

Tax expense	$-	$-

Smart-tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2011
(Unaudited)

4.        Common Stock

At September 30, 2011, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share
2.	500,000,000 shares of common stock, par value $0.001 per share

At September 30, 2011, there are 49,212,123 shares of common stock outstanding.

During the period ended September 30, 2011, the Company issued 21,897,999 common shares totaling $218,979 as compensation to a marketing partner. $197,082 was allocated to additional paid in capital for amount in addition to par value of the shares.

During the period ended September 30, 2011, the Company issued 3,000,000 common shares totaling $225,000 as compensation to a director. $222,000 was allocated to additional paid in capital for amount in addition to par value of the shares.

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

5.        Related Party Transactions

Amounts due from officers and directors for management salaries payable were $Nil (December 31, 2010 – $388,415) as of September 30, 2011.

Receivable from related companies were $275,000 (December 31, 2010 – $Nil) as of September 30, 2011.

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

RESULTS OF OPERATIONS

Nine Month Summary

			Percentage
	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2011	2010
Revenue	$15,251,133	$10,118,945	50.1%
Selling, General and Administrative Expenses	5,167,062	2,142,814	141.1%
Interest expense	835,118	10,652	7740.0%
Net Income (Loss) from continuing operations	(3,199,689)	937,821	(441.2)%

Revenue

The 50.1% increase in revenues of $5,062,188 for the nine months ended September 30, 2011 as compared to the comparative period in 2010 is primarily attributable to an increase in our payroll and staffing business through Smart-Tek Automated Services. The increase in our payroll and staffing revenue through Smart-Tek Automated is a result of the continued integration of our current contracts.

Cost of Goods Sold

During the nine month period ended September 30, 2011 we had cost of goods sold of $12,448,612 as compared to $7,027,658 during the comparative period in 2010 for an increase of $5,420,954 or 771.4% . The increase consists of $1,365,670 (827.9%) increase in worker compensation claim cost, $490,000 (43.2%) increase in workers compensation premium expense, with the remaining increase of $3,565,284 (62.0%) in client payroll costs.

Gross Profit

During the nine months ended September 30, 2011 we had a gross profit of $1,943,521as compared to a gross profit of $3,091,287 during the comparative period in 2010 for a decrease of $1,147,766 or 37.1% .

			Percentage
	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2011	2010
Selling, General and Administrative Expenses	5,167,062	2,142,814	141.1%
Cost of Goods Sold	12,448,612	7,027,658	77.1%
Interest expense	835,118*	10,652	771.4%
Total Expenses	18,450,792	9,181,124	110.3%

* includes $790,498 in penalties for late payment of taxes.

Selling, General and Administrative

Selling, general and administrative expenses of $5,167,062 for the nine month period ended September 30, 2011 increased by $3,024,248 or 141.1% over the same nine month period prior year.

Operating Expense Analysis

Nine months ending:	9/30/2010	9/30/2011	VAR	% VAR
Salaries & Related Expense	$1,131,060	$1,447,803	316,743	28.0%	Added approximately eight employees
Consulting	$371,089	$732,813	361,724	97.5%	Increase in auditor fees, shared services, and accounting fees
Commissions	307,854	1,080,548	772,694	251.0%	Related to increase in revenue
Outside Services	8,829	305,378	296,549	3358.8%	Added a third party unemployment administrator
Travel	18,207	114,338	96,131	528.0%	Increased travel - related to increase in revenue
Auto Lease & expense	1,000	102,938	101,938	100.0%	Executive auto expense
Meal & Entertainment	7,883	64,424	56,541	717.3%	Increase related to increase in revenue
Office Expense	51,207	101,266	50,059	97.8%	new equipment for new employees
Telephone & Internet	16,248	45,225	28,977	178.3%	Additional phone lines for new employees
Postage	22,520	84,384	61,864	274.7%	Related to increase in revenue
Allowance for bad debt	0	607,330	607,330	100.0%	Allowance for potentially uncollectible receivable
Stock issuance	0	443,980	443,980	100.0%	Stock issued pursuant to a contract and services owed
Miscellaneous	206,917	36,635	(170,282)	-82.3%	miscellaneous
Total Expenses	$2,142,814	$5,167,062	$3,024,248	141.1%

Liquidity and Capital Resources

Working Capital
	Nine Months	Year	Percentage
	Ended	Ended	Increase/
	September 30,	December 31,	(Decrease)
	2011	2010
Current Assets	$6,327,003	$4,886,677	(29.5%	)
Current Liabilities	8,384,307	4,159,186	(101.5%	)
Working Capital (Deficiency)	( $2,057,304)	$727,491	(382.8%	)

Cash Flows
	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase/
	September 30,	September 30,	(Decrease)
	2011	2010
Cash from (used in) Operating Activities	(634,526)	907,314	(170.0%	)
Cash (used in) Investing Activities	(46,125)	(35,675)	(29.3%	)
Cash provided by Financing Activities	168,979	-	100.0%
Net Increase (Decrease) in Cash	(511,672)	871,639	159.0%

We had cash on hand of $270,048 and working capital deficit of ($2,057,304) as of September 30, 2011 compared to cash on hand of $781,720 and working capital of $727,491 for the year ended December 31, 2010.

Cash Provided In Operating Activities

We used cash from operating activities in the amount of $634,526 during the nine months ended September 30, 2011 as compared to cash provided in operating activities of $907,314 in the comparative period in 2010. Cash used from operating activities resulted from the net loss from continuing operating.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $46,125 during the nine months ended September 30, 2011 as opposed to $35,675 cash provided in investing activities during the nine months ended September 30, 2010.

Cash from Financing Activities

We provided cash of $168,979 in financing activities during the nine months ended September 30, 2011 and as compared to $nil in financing activities from the comparative period in 2010. Cash used in financing activities during the period increased primarily due to a loan of $275,000 to AMS Inc. to cover an insurance payment.

Withholding Taxes

Due to several factors including an error in the preparation of the quarterly 941’s for the March and June 2011 quarters, it was discovered that approximately $6.6 million in 941 taxes was not submitted to the Internal Revenue Service. The Company has hired a consultant/expert to review, recommend and implement changes in the Company’s policies, procedures and safeguards in order to prevent this from occurring again.

Future Cash Needs

STTNS future capital requirements will depend on numerous factors, including the control of workers compensation claims, the establishment of reasonable workers compensation premiums, and growing the business with business that employee more favorable worker compensation class types. We cannot for certain claim that our current operations along with financing from outside will be sufficient to meet our ongoing operating needs. We will need to seek outside capital in order to continue as a going concern. In addition, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Going Concern

As shown in the accompanying financial statements, the Company has incurred a large loss from operations, and as of September 30, 2011, its total liabilities exceeded its total assets by $2,057,304. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has hired a consultant to put controls in the cash management area and will institute more efficient management techniques in the finance department. All areas of operations will be reviewed to look for savings. However, the Company has a need for additional capital investment. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Disclosure Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of September 30, 2011 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2011:

  Our organization structure is not properly set up to manage the flow of cash and the efficient payment of taxes.

  We lack the expertise to properly manage the finance and treasury function.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish an effective disclosure controls and procedures and internal control over the cash management / treasury functions, including consolidating finance and treasury into one department reporting to one manager and improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the Treasury department. We have hired a qualified consultant who can work with the Company’s Chief Financial Officer to indentify cash issues and help evaluate and address such issues to prevent and fix any present problems in managing cash as well as establishing a procedure to prevent future failures to manage cash properly.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There has been no additional change except for what is discussed above in our internal control over financial reporting during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

By	/s/ Brian Bonar
Brian Bonar
President

/s/ Brian Bonar
Date:	November 18, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director (Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 18, 2011