Form 10-K
period 2011-12-31
Smart-tek Solutions Inc
filed 2012-05-14
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ]     No [ x ]

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
Yes [   ]     No [X]

As of December 31, 2011 (the last business day of the registrant’s year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $726,409. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
As of March 31, 2012, there were 49,212,123 shares of common stock, par value $0.001, outstanding

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
Yes [    ]     No [X]

PART I

Forward Looking Statements.

This annual report Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

ITEM 1. BUSINESS

Present Business

Smart-tek Solutions Inc. (the “Company”) has employee related business lines. Through our wholly owned subsidiary Smart-tek Automated Services Inc. (“STASI”) we provide professional employer organization (“PEO”) services. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and the Company charges a service fee for providing services.

On October 1, 2011 Smart-tek Solutions, Inc. purchased the assets and trade name of Solvis Medical Group from AMERICAN MARINE, LLC dba AMS OUTSCOURCING, a Montana Limited Liability Corporation. This asset purchase has three distinct business’ lines: Solvis Medical Staffing and Solvis Medical provide medical staffing services to hospitals, medical clinics, surgical centers, and skilled nursing facilities; and, in certain cases, nursing care to patients in their homes. Solvis Physical Therapy, Inc. is a licensed provider of physical therapy services, but is currently inactive. This business is included in Smart-tek Automated Services, Inc.

Corporate History

Smart-tek was incorporated in the State of Nevada on March 22, 1995 under the name “Royce Biomedical Inc.”. In July, 2005, we changed our name from “Royce Biomedical Inc.” to “Smart-tek Solutions Inc.” On March 31, 2009 we affected a 250 to 1 reverse stock split of our issued and outstanding common stock. Effective March 31, 2009, our stock symbol changed to “STTN” on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board.

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

Products and Services

Business sold: From July 2005 through June 30, 2010, Smart-tek Solutions Inc. (“STTN”) through its subsidiary Smart-tek Communication Inc. (“SCI”) specialized in the design, sale, installation and service of sophisticated security technology in the Greater Vancouver Area. Customers for SCI’s products and services included land developers, general and electrical contractors, hospitals, corporations, law enforcement agencies and retail facilities. Affected by the slow-down of the economy, SCI’s shrinking revenue and continuing losses management felt it was in the best interest of STTN to discontinue its operations. Mr. Law, SCI’s founder expressed a desire to acquire SCI in exchange for certain debt owed to him by the Company. On July 1, 2010, the Company completed the disposition of the Company’s wholly owned subsidiary Smart-tek Communications Inc. to its president and founder Perry Law.

Smart-tek Automated Systems Inc.

In connection with the expansion of business operations, the Company incorporated a subsidiary, Smart-tek Automated Services, Inc. through which we operate our new line of business. Through Smart-tek Automated we provide staffing and business processing services to small and medium sized businesses principally located in major business centers in the Unites States. We also provide a variety of financial services including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and full time and temporary staffing services. The services feature advising in coaching in recruitment, training and discipline and payment of employee wages, payroll taxes, state and federal unemployment insurance, claims, and workers compensation premiums. As part of our staffing services, Smart-tek Automated can also provide recruitment, reference checks, initial interviews, pre-employment random drug testing, and criminal background investigations

Our services allow our customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

On October 1, 2011 Smart-tek Solutions, Inc. purchased the assets and trade name of Solvis Medical Group which will allow the Company to provide medical staffing services to hospitals, medical clinics, surgical centers, and skilled nursing facilities; and, in certain cases, nursing care to patients in their homes.

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

Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Insperity, Inc., Team Staff, Inc., Barrett Business Services, Gevity HR, Inc. and Staff Leasing, Inc. Competition includes staffing firms, payroll processors and financial services firms.

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

We are licensed to do business in every state that we have clients.

Research and Development Plan

Not Applicable.

Employees

Smart-tek Automated Services, Inc. has 11 full time employees.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

Smart-tek Automated Services Inc. maintains an executive office of approximately 1,200 square feet at 11838 Bernardo Plaza Ct Suite 240 San Diego, CA 92128. The Company does not have a lease and pays $3,000 a month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

On February 24, 2012 the Company entered into a Joint Settlement Agreement with AmeriFactors relating to a lawsuit between the two companies whereby Smart-tek would pay AmeriFactors the sum of $180,000, to be paid in the following manner:

1) One payment of $25,000 upon execution of the Settlement Agreement
2) Fifteen monthly payments of $10,000 due on the first day of each respective month with the first such payment due March 1, 2012
3) The final payment of $5,000.

The Company has reflected this Settlement Agreement in the accompanying Statement of Operations and Balance Sheet as of and for the year ended December 31, 2011.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Fiscal Quarter Ended	High	Low
2011
4th Quarter October 1, 2011 – December 31, 2011	$0.07	$0.02
3rd Quarter July 1, 2011– September 30, 2011	$0.11	$0.06
4th Quarter April 1, 2011 – June 30, 2011	$0.11	$0.05
3rd Quarter January 1, 2011 – March 31, 2011	$0.08	$0.04
2010
4th Quarter October 1, 2010 – December 31, 2010	$0.16	$0.04
3rd Quarter July 1, 2010– September 30, 2010	$0.73	$0.125
2nd Quarter April 1, 2010 – June 30, 2010	$1.24	$0.26
1st Quarter January 1, 2010 – March 31, 2010.	$0.685	$0.355

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209.

Holders of our Common Stock

As of December 31, 2011, there were approximately 385 total registered shareholders holding 49,212,123 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

In June 2011 Smart-tek issued 24,897,999 restricted shares of common stock valued at an aggregate of $443,979. 21,897,999 of those shares were pursuant to a July 2009 marketing agreement, and 3,000,000 of those shares were issued pursuant to a stock compensation plan.

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

Plan of Operation

Short Term

Smart-tek Automated Services Inc.: Continue to concentrate on signing up new brokers who have a large book of business that we can service. Grow the new nurse staffing business line.

Long Term

Smart-tek Automated Services Inc.: Our current strategy is to expand our service business, including staff - and nurse staffing leasing, PEO services, and value added products and services to small and medium-size businesses.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2011 versus December 31, 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 which are included herein.

Revenue

Our principal source of revenue is from professional employer organization fees. Additionally, the Company charges fees for benefits and payroll administration, workers’ compensation insurance programs, and personnel records management. Management will continue to pursue new opportunities for providing services under these programs.

Revenue of $21,748,488 for year ended December 31, 2011 as compared to the same period prior year of $17,226,416 increased by $4,522,072 (26.2%) . The increase was attributable to a net increase in our payroll and staffing business through Smart-tek Automated Services. The Solvis Medical Group nurse staffing business line contributed $930,595 in 2011.

Gross Profit

For the year ended December 31, 2011 we had a gross profit of $943,014 as compared to a gross profit of $3,904,879 during the same period prior year for a decrease of $2,961,865 or 75.9% . The decrease in gross profit was directly as result of increased workers compensation expense. The Solvis Medical Group nurse staffing business line contributed $219,025 of gross profit in 2011.

Expenses

Our expenses for the years ended December 31, 2011 and December 31, 2010 are outlined in the table below:

			Percentage
	Year ended		Increase/
	December 31,		(Decrease)
	2011	2010
Cost of Revenue	$20,805,474	$13,321,537	56.2%
Selling, General and Administrative expenses	6,953,960	3,161,877	119.9%
Interest Expense	192,304	21,914	777.5%
Tax penalties	1,744,050	-	100.0%
Legal Settlement	180,000	-	100.0%
Other Income	(3,747)	-	100.0%
Total Expenses	$29,872,041	$16,505,327	81.0%

Cost of revenue

Cost of revenue of $20,805,474 for the year ended December 31, 2011 increased by $7,483,937 or 56.2% over the same period prior year amount of $13,321,537. The $7,483,937 increase was attributable to the net increase in the payroll business plus an increase in worker’s compensation claims and premium expense. The Solvis Medical Group assets contributed Cost of Revenue was $711,571.

Selling, General and Administrative

Selling, general and administrative expenses of $6,953,960 for the year ended December 31, 2011 increased by $3,792,083 or 119.9% over the same period prior year amount of $3,161,877. The increase was mainly attributable to the following: 1) increase professional fees of $2,263,466 (1,102.2%), 2) increase in wages of $756,668 (51.4%) which is mainly attributable to an increase in executive compensation, 3) increase in travel of $119,111 (178.8%), 4) bad debt expense of $152,025 (100.0%), 5) miscellaneous expense items amounting to $317,247 (68.7%) and 6) $187,616 increase due to the addition of the Solvis business line.

Other Income (Expenses):

Interest expense for the year ended December 31, 2011 was $192,304 as compared to $21,914 for the year December 31, 2010 for an increase of $170,390 or 777.5% . The expense represents increased bank interest expense charges due to the increased volume of transactions and interest charges as a result of late payments of Form 941 taxes.

Tax penalties of $1,744,050 are a direct result of late payments of Form 941 taxes.

The legal settlement of $180,000 is a result of a Settlement Agreement with AmeriFactors whereby the Company will pay $180,000 through early 2013.

The other income of $3,747 mainly consists of Solvis miscellaneous income.

Net Income (Loss):

Net Income (loss) from continuing operations for the year ending December 31, 2011 is $(8,123,553) compared to net income of $721,088 or a decrease of $8,844,641 (1226.6%) compared to the prior year.

Related party transactions

During the year ended December 31, 2011, Smart-tek Communications Inc. (a wholly-owned subsidiary) paid $1,485,097 in management salaries to its President and Vice President which included commissions of $434,312 and benefits of $348,297. Such Costs have been reflected in the accompanying statement of operations.

From time to time, Smart-tek Automated Services Inc. purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, Smart-tek Automated services shares its own resources with these same related parties again to leverage economies of scale.

During the year ended December 31, 2011, Smart-tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $515,693 to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying statement of operations.

Smart-tek additionally pays certain fees to other related parties for the sharing to office space and utilities. These expenses, which are relatively small, are included in the accompanying statement of operations and were based upon actual usage or allocations agreed to by management personnel.

Following is a summary of the balances both Due To and From these related parties as of December 31, 2011 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Due From Allegiant Professional Services	$2,132,027	$89,542
Due From American Marine Services	$280,781	$352,225
Due From Dalrada Financial Services	$275,900	$127,472
Note Receivable Related Party	$50,512	-
Other	-	$39,783
Total Due from Related Parties	$2,739,220	$609,022

Liquidity and Financial Condition

Working Capital

The following table sets forth our working capital position for the years ending December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010	Percentage
			Increase/
			(Decrease)
Current assets	$4,550,447	$2,540,800	79.1%
Current liabilities	15,391,392	4,159,186	270.1%
Working capital (deficiency)	$(10,840,945)	$(1,618,386)	(569.9%	)

On December 31, 2011 the Company had total assets of $8,521,810 compared to $4,934,178 on December 31, 2010, an increase of $3,587,632 or 72.7% .. The Company had total Stockholders’ equity (deficit) of $(6,904,582) on December 31, 2011, compared to stockholders’ equity of $774,992 on December 31, 2010, a decrease of $(7,679,574) or (991.0%) . As of December 31, 2011 the Company's working capital position decreased by $(9,222,559) or (569.9%) from working capital deficit of $(1,618,386) at December 31, 2010 to working capital deficit of ($10,840,945) at December 31, 2011. The decrease in working capital is mainly as result of an increase in tax liabilities as result of shortfalls and late payments on the quarterly Form 941’s.

Cash Flows

The following table sets for a summary of our cash flows for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	Percentage
			Increase/
			(Decrease)
Cash flows provided (used) by operating activities	$(656,508)	$825,060	(179.6%	)
Cash flows provided (used) in investing activities	7,280	(38,532)	118.9%
Cash flows provided by financing activities	-	-	0.0%
Increase (decrease) in cash during period	$(649,228)	$786,528	(182.5%	)

Cash Used In Operating Activities

Cash flow used in operations for the year ended December 31, 2011 amounted to $656,508, which mainly consisted the net loss of $(8,123,553) and the following: increases in 1) prepaid workers compensation of $1,094,123, 2) increase in account receivable of $86,597, 3) accounts payable and accrued liabilities of $950,361, 4) increase in due to related party of $2,739,220, and 5) miscellaneous items of $11,356 offset by 1) increase in accrued payroll taxes payable of $10,440,980, 2) depreciation of $20,214, 3) common stock issued of $443,979, 3) increase in provision for doubtful accounts of $150,000, 4) increase in prepaid expenses and deposits of $16,942, 5) increase in process for related party of $220,607 and 6) increase in accrued workers compensation of $1,055,980.

Cash Used In Investing Activities

Cash flow used by investing activities was $7,280 for the year ended December 31, 2011 which consisted of the purchase of equipment of $(27,720) offset by cash paid for the purchase of Solvis Medical Group assets of $35,000.

Going Concern

The Company incurred a net operating loss of approximately $8.1 million for the year ended December 31, 2011, and has incurred losses totalling approximately $14.2 million through December 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its consolidated financial statements as at and for the period ended December 31, 2011, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of its Form 941 taxes. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

The Company’s short term plan is to continue to ask its officers to defer payment of salaries, utilize its common stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders. In the past we have obtained our required cash resources principally through loans from shareholders and our sole executive officer. While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity.

Management’s plans to improve our financial condition are as follows:

  Growth in is new nurse staffing business line;
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

Subsequent Event

On February 24, 2012 the Company entered into a Joint Settlement Agreement with AmeriFactors relating to a lawsuit between the two companies whereby Smart-tek would pay AmeriFactors the sum of $180,000, to be paid in the following manner:

1) One payment of $25,000 upon execution of the Settlement Agreement

2) Fifteen monthly payments of $10,000 due on the first day of each respective month with the first such payment due March 1, 2012
3) The final payment of $5,000.

The Company has reflected this Settlement Agreement in the accompanying Statement of Operations and Balance Sheet as of and for the year ended December 31, 2011.

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

Revenue Recognition – PEO business

The Company recognizes professional employment organizations (PEO) revenues when each periodic payroll is delivered. The Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance.

PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis. Revenues related to the Solvis staffing business are recognized when the services are invoiced to the client.

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

Insurance Reserves

The Company maintains reserves in the form of cash deposits for known workers' compensation claims which are made up of estimated collateral required to pay claims and estimated expenses to settle the claims. The collateral amounts are determined by the insurance carrier and are not recoverable by the Company until all claims related to a policy period are settled. Accordingly, the Company accrues workers’ compensation losses, as provided by the insurance Carrier’s Third Party Administrator and charges expense. As such, the claim reserve will not be recoverable in the near term and accordingly, they are classified as a long term asset. The Company as well as the Insurance Carrier evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Beginning in 2011, the Company provides case reserves for claims incurred but not reported (IBNR). This is an estimated liability based upon evaluation of information provided by our internal claims adjusters and our third-party administrators`. Included in these liabilities are case reserve estimates for the costs of the claim, administrative costs as well as legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No.48), “Accounting for Stock-Based Compensation”, Under APB No. 25 compensation expense was recorded based on difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period, the fair value of all stock based awards on the date of grant, and EITF No. 96-18 “Accounting for Equity Investments that are issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services”, which addressed the measurement date and recognition approach for such transactions.

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

Included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of December 31, 2011 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we could have a material weakness due to lack of segregation of duties and staffing levels needed to timely file with the Securities and Exchange Commission our annual report on Form 10-K. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Brian Bonar	Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer President and Director	65	May 29, 2009
Owen Naccarato	Director	62	September 29, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian Bonar on March 12, 2010, was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the issuer and Chairman of the Board. Prior to this, Mr. Bonar was appointed to the STTN Board on May 29, 2009 and named President of STTN on September 17, 2009. Mr. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call center market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies. From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds the honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK. Mr. Bonar’s specific experience and contacts in the PEO industry was a key element in appointing Mr. Bonar CEO and subsequently as a director.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Our next annual shareholder meeting is tentatively planned for July 20, 2012.

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

Compensation of Directors

Directors do not receive compensation for their duties as a director.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid for services rendered during the year ended December 31, 2011 and 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award s ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Brian Bonar(1) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	Dec 2011 Dec 2010	357,728 344,528	Nil Nil	218,980 Nil	Nil Nil	Nil Nil	Nil Nil	602,606 60,000	1,179,314 404,528
Kelly Mowrey Chief Operating Officer	Dec 2011 Dec 2010	294,760 272,850	50,000 6,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	181,003 Nil	525,763 285,350

(1)

Mr. Bonar has been the President and CEO of Smart-tek Automated Services, Inc, since May, 29, 2009 its inception. Smart-tek Automated Services, Inc. is a wholly-owned subsidiary of Smart-tek Solutions. Mr. Bonar became CEO of Smart-tek Solutions on March 5, 2010 effective March 5, 2010.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLANS

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Brian Bonar	o	o	o	o	o	o	o	o	o
Owen Naccarato	o	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Bonar	$0	0	0	0	0	0	$0
Owen Naccarato	$0	0	0	0	0	0	$0

Options/SAR Grants in the Last Fiscal Year:

None

Employment Contracts

Other than as described below, we presently do not have any employment or compensation arrangements with our officers and directors.

On December 9, 2010, the board of Smart-tek Solutions Inc. (“Smart-tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-tek Solutions Inc., it’s wholly owned subsidiary Smart-tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-tek Automated to promote and market the new business of Smart-tek to prospective clients, in consideration of which Smart-tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

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

The agreement is for an indefinite term

HEALTH INSURANCE FOR EMPLOYEES

Smart-tek Automated Services – yes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2011, there were 49,212,123 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Beneficially Owned (1)	Percentage of Class (1)
Directors and Officers:
Common Stock	Brian Bonar 1100 Quail Street, Suite 100 Newport Beach, CA 92660	21,998,499	44.7%
Common Stock	Owen Naccarato 1100 Quail Street, Suite 100 Newport Beach, CA 92660	3,000,000	6.1%
Common Stock	Directors and Officers as a group (1)	24,998,499	50.8%

Notes
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 49,212,123 shares of common stock issued and outstanding as of December 31, 2011.

Changes in Control

On December 9, 2010, the board of Smart-tek Solutions Inc. (“Smart-tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-tek Solutions Inc., it’s wholly owned subsidiary Smart-tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-tek Automated to promote and market the new business of Smart-tek to prospective clients, in consideration of which Smart-tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares. Therefore, this agreement upon reaching the performance goals laid out will result in a change of ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, none of the following parties has, since commencement of our fiscal year ended December, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

2.

During the year ended December 31, 2011, the Company’s wholly owned subsidiary, Smart-tek Automated Services, Inc. paid $357,728 in management salaries plus $602,264 in performance commissions to its President which included bonuses of $Nil, consulting fees of $Nil.

Brian Bonar is a controlling party of Dalrada Financial Corp. who has a consulting arrangement with Smart-tek Automated Services, Inc. During the fiscal year ended December 31, 2011 Dalrada invoiced Smart-tek Automated Services Inc., $515,693 for services rendered.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or accrued for the twelve months ended December 31, 2011 and for the 12 month period ended December 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Twelve months ended	Twelve months ended
	December 31, 2011	December 31, 2010
Audit Fees	$95,000	$75,000
Audit Related Fees	-	-
Tax Fees	15,000	-
All Other Fees	-	10,650
Total	$110,000	$85,650

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by PMB Helin Donovan, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining PMB Helin Donovan, LLP as our independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-tek Communications and Smart-tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
10.11	Amended Marketing Partner Agreement dated December 9, 2010 with Smart-tek Automated Services, Inc. and Brian Bonar. (7)
10.12	General Release of Claims Agreement Entered into between Richardson Patel LLC and Smart-tek Solutions, Inc (7)
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith
(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on December 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART-TEK SOLUTIONS INC.

By	/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 11, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 11, 2012

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	May 11, 2012

Smart-tek Solutions Inc.
Period Ended December 31, 2011 and 2010

AUDITOR’S REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart-Tek Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Smart-Tek Solutions, Inc. as of December 31, 2011 and the related statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. Smart-Tek Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Smart-Tek Solutions, Inc. as of December 31, 2010 were audited by other auditors whose report dated April 16, 2011 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-Tek Solutions, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring losses from operations and has an accumulated deficit of approximately $13 million at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Dallas, Texas
May 11, 2012

Smart-tek Solutions Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$132,492	$781,720
Accounts receivable, net	1,626,583	1,689,986
Due from related parties	2,739,220	-
Prepaid expenses and deposits	52,152	69,094

Total current assets	4,550,447	2,540,800

Equipment, net of accumulated depreciation	55,007	47,501

Prepaid workers compensation	3,440,000	2,345,877

Goodwill	476,356	-

	$8,521,810	$4,934,178

Liabilities

Current liabilities

Accounts payable and accrued liabilities	$1,268,378	$2,356,739
Accrued payroll taxes	11,958,012	1,414,032
Accrued workers compensation	1,055,980	-
Payable to related parties	609,022	388,415
Note payable to related party	500,000	-
Total current liability	15,391,392	4,159,186

Other long-term liabilities	35,000	-

Total liabilities	15,426,392	4,159,186

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at December 31, 2011 and 2010	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 and 24,314,124 issued and outstanding at December 31, 2011 and 2010, respectively	49,212	24,315
Additional paid in capital	7,271,945	6,852,863
Accumulated deficit	(14,225,739)	(6,102,186)

Total stockholders’ equity (deficit)	(6,904,582)	774,992

	$8,521,810	$4,934,178

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2011 and 2010

	2011	2010
Revenue (gross billings of $97.394 and $68.556 million, less worksite employee payroll cost of $75.646 million and $51.33 million respectively)	$21,748,488	$17,226,416
Cost of revenue and service delivery	20,805,474	13,321,537
Gross profit	943,014	3,904,879
Selling, general and administrative expenses	6,953,960	3,161,877
Operating income (loss)	(6,010,946)	743,002
Other Income (expense)
Interest	(192,304)	(21,914)
Tax penalties	(1,744,050)	-
Legal Settlement	(180,000)	-
Other income/(expense)	3,747	-
Total other expense	(2,112,607)	(21,914)
Net income (loss) from continuing operations	(8,123,553)	721,088
Net income from discontinued operations	-	134,100
Comprehensive income (loss)	$(8,123,553)	$855,188
Earnings per share of common stock, basic and diluted	$(0.21)	$0.01
Weighted average shares of common stock outstanding, basic and diluted	38,025,077	64,505,905

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common	Stock	Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2009 (unaudited)	69,314,124	$69,315	$6,852,863	($6,957,374)	($35,196)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	(45,000)

Net income	-	-	-	855,188	855,188

Balance – December 31, 2010	24,314,124	24,315	6,852,863	(6,102,186)	774,992

Share-based compensation	24,897,999	24,897	419,082	-	443,979

Net loss	-	-	-	(8,123,553)	(8,123,553)

Balance - December 31, 2011	49,212,123	$49,212	$7,271,945	($14,225,739)	($6,904,582)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010

Operating Activities

Net income (loss)	$(8,123,553)	$855,188
Adjustments to reconcile net income (loss) to cash
provided in operating activities
Depreciation and amortization	20,214	22,363
Share based compensation expense	443,979	(45,000)
Miscellaneous assets	(11,356)	-
Provision for doubtful accounts	150,000	-
Changes in operating assets and liabilities
Accounts receivable	(86,597)	(1,456,753)
Due from related party	(2,739,220)
Proceeds from related party	220,607	388,415
Prepaid expenses and deposits	16,942	(785,328)
Prepaid worker compensation expense	(1,094,123)	-
Payroll taxes payable	10,440,980	-
Accrued workers compensation	1,055,980
Accounts payable and accrued liabilities	(950,361)	1,846,175

Net cash provided (used) by operating activities	(656,508)	825,060

Investing activities

Purchase of equipment	(27,720)	(38,532)
Cash paid in purchase of Solvis Medical Group assets	35,000	-

Net cash used in investing activities	7,280	(38,532)

Financing activities
	-	-

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash from continuing operations	(649,228)	786,528

Net increase (decrease) in cash from discontinued operations	-	(239,364)

Cash and cash equivalents, beginning of the year	781,720	234,552

Cash and cash equivalents, end of the year	$132,492	$781,720

Supplemental cash flow information
Interest paid	$192,304	$21,914
Income taxes payable	$-	$-

Non cash supplemental information
Note payable - purchase of Solvis Medical Group assets	$$500,000	$-

See accompanying notes to the consolidated financial statements.

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

On July 1, 2010, the Company completed the disposition of the Company’s wholly-owned subsidiary SCI to its president and founder Perry Law.

On February 11, 2009, Smart-tek Automated Services Inc., a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada for the purpose of adding a yet to be determined new business line. On June 17, 2009, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-tek Automated Services, Inc. Smart-tek Automated Services Inc. provides integrated and cost-effective management solutions in the area of human resources for public and private companies. Though Smart-tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and charges a service fee for providing services. 100% of Smart-tek Automated Services Inc.’s operations are in the United States.

On October 1, 2011 Smart-tek Solutions, Inc. purchased the assets and brand name of Solvis Medical Group from American Marine LLC dba AMS Outsourcing a Montana limited liability corporation. The asset has three distinct business lines: Solvis Medical Staffing and Solvis Medical provide medical staffing services to hospitals, medical clinics, surgical centers, and skilled nursing facilities; and, in certain cases, nursing care to patients in their homes. Solvis Physical Therapy, Inc. is a licensed provider of physical therapy services, but is currently inactive.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Liquidity and Management Plans

At December 31, 2011, the Company had cash and cash equivalents of approximately $132,492, a working capital deficit of approximately $10.8 million and an accumulated deficit of $14.2 million. Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures. The Company plans to seek additional funds, equity or debt, to support its operations. The Company’s management believes it will generate sufficient additional revenues to meet its working capital needs in future periods.

Going Concern

The Company incurred a net operating loss of approximately $8.13 million for the year ended December 31, 2011, and has incurred accumulated losses totalling approximately $14.2 million through December 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

Going Concern - continued

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of Smart-tek Solutions Inc. and its wholly-owned subsidiary Smart-tek Automated Services Inc. Significant inter-company transactions have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management’s estimates and judgment includes assumptions pertaining to credit worthiness of customers, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions. Actual results could differ from estimates and assumptions made.

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At December 31, 2011 and 2010, the Company did not have any deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The allowance for doubtful accounts was $ 150,000 and zero as of December 31, 2011 and 2010, respectively.

The Company regularly discounts selected trade accounts receivable from clients to a commercial factoring company. Under the terms of the factoring agreement, the factor remits the invoiced amounts to the Company less a portion for reserves. When paid in full, the factor remits the reserve amount less a portion for processing fees and interest. Accounts are factored with recourse as to credit losses. The Company reflects a liability to the factoring company on its Balance Sheet for the uncollected amounts that remain uncollected until the factored invoices have been paid in full.

10

Workers compensation insurance

The Company maintains reserves in the form of prepaid cash deposits for known workers' compensation claims which are made up of estimated collateral required to pay claims and estimated expenses to settle the claims. The collateral amounts are determined by the insurance carrier and are not recoverable by the Company until all claims related to a policy period are settled.

The prepaid cash deposits will not be recoverable in the near term and accordingly, they are classified as a long term asset. The Company reserves prepaid cash deposits for claims incurred but not reported (IBNR). This is an estimated liability based upon evaluation of information provided by our internal claims adjusters and our third-party administrators`. Included in these liabilities are case reserve estimates for the costs of the claim, administrative costs as well as legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Concentration of credit risk

Credit risk arises from the potential that a counterpart will fail to perform its obligations. The Company is exposed to credit risk related to its accounts receivable. The Company’s receivables are comprised of a number of debtors which minimizes the concentration of credit risk. It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable.

Equipment

Equipment is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the related assets ranging from 3 to 5 years. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Income taxes

The Company recognizes consolidated deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

Revenue recognition

The Company recognizes professional employment organizations (PEO) revenues when each periodic payroll is delivered. The Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance. PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis. Revenues related to the Solvis staffing business are recognized when the services are invoiced to the client.

10

Revenue recognition - continued

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

Goodwill

The Company’s goodwill was derived from the acquisition of Solvis assets. Goodwill is the excess of cost over the fair market value of net tangible assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or if certain circumstances indicate a possible impairment may exist.

Share-based compensation

The Company measures the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards. Fair value is typically the market price of the shares on the date of issuance. Costs are recognized as compensation expense over the vesting period of the awards. Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro-forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Earnings (loss) per share

The Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Fair Value of Financial Instruments

Fair value is determined to be the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

Fair Value of Financial Instruments - continued

At December 31, 2011 and 2010, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2010-28 “Intangibles— Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). Under ASU 2010- 28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. Adoption of this guidance did not have any impact on its consolidated financial position, results of operations, or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This new guidance requires the components of net income and other comprehensive income to be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. The new guidance also eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for periods beginning after December 15, 2011; however, the Company has adopted this guidance as of the end of its 2011 reporting period as permitted by the guidance.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and non-public, test goodwill for impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2.	Discontinued operations

On July 1, 2010, the Company completed the sale of the Company’s wholly-owned subsidiary Smart-tek Communications Inc. to its president and founder Perry Law.

The aggregate purchase price of Smart-tek Communications, Inc. is $821,757 allocated as follows:

13

3.	Discontinued operations – continued

(a)	$821,756 of the purchase price shall be paid and satisfied by setting-off the Company’s indebtedness to Perry Law; and

(b)	$1.00 of the purchase price shall be paid by Perry Law for transferring 32,817 shares owned by him to the Company.

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

If certain long-term assets and liabilities of the Company can be distinguished as being directly related to the discontinued operations, and if those assets and liabilities are disposed of pursuant to the disposition of the discontinued business component, then those assets and liabilities are classified on the consolidated balance sheet in both the current and prior periods as current or non-current assets of discontinued operations and liabilities of discontinued operations, respectively.

Current and non-current assets and liabilities of discontinued operations are re-measured at the time of discontinuation at the lower of their carrying amount or their fair value less cost to sell. Any resultant unrealized gains or losses are recognized in net income in the period when the Company disposes the related operations.

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	2011	2010
Revenue	$-	$-
Cost of revenue and service delivery	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	-
Operating income	-	-
Other expense
Interest expense	-	-
Gain on disposition of discontinued operations	-	339,641
Net income from discontinued operations	$-	$339,641

The effect on the stockholders’ deficit was $0 and $339,641 for the years ending December 31, 2011 and December 31, 2010 respectively.

13

3.	Equipment

			December 31,			December 31,
			2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment & software	$55,008	$20,574	$34,434	$28,882	$9,628	$19,254
Office furniture & equipment	19,334	7,397	11,937	12,993	8,008	4,985
Automobile	23,242	14,606	8,636	27,989	4,727	23,262

	$97,584	$42,577	$55,007	$69,864	$22,363	$47,501

Depreciation and amortization of property and equipment was $20,214 and $22,363 for the years ended December 31, 2011 and 2010 respectively.

4.	Income taxes

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax

4.	Income taxes - continued

benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations. The Company files U.S. federal and U.S. state tax returns.

The Company generated a deferred tax credit through net operating loss carry forwards. As of December 31, 2011 the company had federal and state net operating loss carry forwards of $14,161,666 that can be used to offset future federal and state income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At December 31, 2011, STTN had available federal net operating loss (NOL) carry forwards of $8,375,878. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2011 and 2010 as follows:

	December 31,	December 31,
	2011	2010
Deferred tax asset, beginning	$1,946,027	$2,245,343
Provision of current year’s operating gain	985,531	(299,316)
Gross deferred tax asset, ending	$2,931,558	$1,946,027
Valuation allowance, beginning	$(1,946,027)	$(2,45,313)
Current year’s gain provision	(985,531)	299,316
Valuation allowance, ending	$(2,931,558)	$(1,946,027)
Deferred tax asset, net	$-	$-
Tax at blended U.S./Canadian statutory rates	(35% )	(35% )
Loss carryover	35%	35%
Tax expense	$-	$-

As of December 31, 2011 the Company had accrued Federal and State withholding taxes of $11,958,012 versus $1,414,032 as of December 31, 2010. Of the $11,958,012 at December 31, 2011, $6,667,132 is related to Federal and State Withholding Taxes Q4, 2011, $1,744,050 in penalties, and $3,516,689 relates to the first three quarters of 2011.

The Company has paid the various State tax obligations in early 2012, and is developing a payment plan with the IRS for past due federal withholding tax obligations. The Company is current will all its federal tax liabilities for the first quarter ended March 31, 2012.

15

5.	Equity

At December 31, 2011, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share.
2.	500,000,000 shares of common stock, par value $0.001 per share.

Common Stock

At December 31, 2011, there are 49,212,123 shares of common stock outstanding.

On June 16, 2011 the Board of Directors approved the Smart-tek Solutions 2011 Stock Compensation Plan (“2011 Plan”) authorizing the sale or award of up to an additional 10,000,000 shares and/or options of the Company's Common Stock. The Stock Option Plan expires in August 20, 2013. No stock options were issued during 2011. During 2011, 3,000,000 shares were issued to a consultant as compensation for services rendered. The cost of these shares was measured at the market value of $.075 per share or $225,000 and expensed at the time of issuance. The value in excess of Par Value was recognized as Additional Paid In Capital. 7,000,000 share and/or options of the Company’s common stock are available for issuance under the 2011 Plan as of December 31, 2011.

Preferred Shares

There are no preferred shares issued or outstanding.

6.	Earnings (loss) per share

	2011	2010
Net income (loss)	$(8,123,553)	$855,188
Weighted number of shares outstanding	38,025,077	64,505,905
Income(loss) per share	$(0.21)	$0.01

7.	Acquisitions

On October 1, 2011, Smart-tek Solutions, Inc. acquired the assets and the brand name of Solvis Medical Group from American Marine LLC dba AMS Outsourcing, a Montana limited liability corporation.

The purchase price was $535,000 consisting of a $35,000 cash payment at closing plus a $500,000 promissory note that matures on September 31, 2012 and bears a 6% simple interest rate. The purchase price will be revalued at the one and two year time periods based on performance as follows:

     • Year 2012 – At December 31, 2012, the acquired net assets will be revalued at four (4) times pretax earnings. A one year promissory note at 6% interest will be issued for the net change between the original value and the 2012 revalue.

7.	Acquisitions - continued

     • Year 2013 – At December 31, 2013, the acquired net assets will be revalued at four (4) times pretax earnings. A one year promissory note at 6% interest will be issued for the net change between the revalue as of December 31, 2012 and the revalue at December 31, 2013

The Company recorded the purchase price as follows:

Prepaid expenses	$52,303
Furniture & fixtures	$6,341
Goodwill	$476,536
Total	$535,000

Management does not believe that the calculation of 4 times earnings will exceed the purchase price of $535,000.

8.	Short Term Note Payable

At December 31, 2011, the Company has an outstanding note payable in the amount of $500,000 payable to an affiliated company relating to the acquisition of Solvis Medical Group assets. The loan is unsecured, bears a simple 6% interest and matures at September 30, 2012.

9.	Related Party Transactions

During the year ended December 31, 2011, Smart-tek Communications Inc. (a wholly-owned subsidiary) paid $1,485,097 in management salaries to its President and Vice President which included commissions of $434,312 and benefits of $348,297. Such Costs have been reflected in the accompanying statement of operations.

From time to time, Smart-tek Automated Services Inc. purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, Smart-tek Automated services shares its own resources with these same related parties again to leverage economies of scale.

During the year ended December 31, 2011, Smart-tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $515,693 to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying statement of operations.

Smart-tek additionally pays certain fees to another related party for the sharing to office space and utilities. These expenses, which are relatively small, are included in the accompanying statement of operations and were based upon actual usage or allocations agreed to by management personnel.

Following is a summary of the balances both Due To and From these related parties as of December 31, 2011 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Due From Allegiant Professional Services	$2,132,027	$89,542
Due From American Marine Services	$280,781	$352,225
Due From Dalrada Financial Services	$275,900	$127,472
Note Receivable Related Party	$50,512	-
Other	-	$39,783
Total Due from Related Parties	$2,739,220	$609,022

18

9.	Related Party Transactions - continued

Amounts due to officers and directors were $0 and $388,415 as of December 31, 2011 and 2010 respectively.

10.	Commitments

Operating leases

The Company’s wholly owned subsidiary Smart-tek Automated Services Inc. entered into non-cancellable operating leases for office space on March 1, 2008 for its China Mart sales office in July of 2009 and Solvis medical staffing office in Michigan in June, 2011. Both leases expire in 2012. The minimum payments required under these operating leases for the remaining term of the lease subsequent to December 31, 2011 are approximately as follows:

Year
ending
2012	$20,220
2013	$13,104
Total	$33,324

Rental expenses were $61,708 and $38,560 for the years ended December 31, 2011 and 2010 respectively.

Marketing partner agreement

On December 9, 2010, the board of Smart-tek Solutions Inc. (“Smart-tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-tek Solutions Inc., it’s wholly owned subsidiary Smart-tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the amended marketing agreement, Brian Bonar agreed to provide certain services to Smart-tek Automated to promote and market the new business of Smart-tek to prospective clients, in consideration of which Smart-tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

After an aggregate of US$30,000,000 in actual net sales is reached by the Company resulting from Client contacts introduced by Marketing Partner to the Company, Marketing Partner will receive two percent (2%) of annual net revenues of the Company for the amounts in excess of US$5,000,000 of actual net revenues in any given fiscal year in cash.

On June 13, 2011, pursuant to the above agreement 21, 897 999 shares of restricted common stock were issued to Mr. Bonar

The agreement is for an indefinite term and may be terminated by either party without cause on 30 days written notice.

18

10.	Commitments - continued

Settlement agreement

In July, 2009 Smart-tek negotiated a settlement with Richardson & Patel LLP pursuant to the terms of which the Company would be required to pay Richardson & Patel $10,000 per month, commencing August 1, 2009, until payments in the aggregate of $200,000 were made in full and final settlement of all claims that the firm had or may have had against the Company with respect to certain outstanding accounts owed by the Company to the firm totaling approximately $315,000 for legal services rendered. In connection with the settlement, Richardson & Patel requested that the parties enter into a stock pledge agreement pursuant to which Perry Law (1,829 shares pledged), P5 Holdings Ltd (30,984 shares pledged), Agri-Tech Marketing (22,000 shares pledged), Donald Gee (40,000 shares pledged) and Joe Law (21,795 shares pledged) would pledge an aggregate of 116,608 (post-split) shares of the Company issued and outstanding common stock as security for repayment of the amounts owed to Richardson & Patel. As of the date of this Annual Report: there has been no settlement of all amounts owed to Richardson & Patel, Richardson & Patel received and continues to hold the pledged shares and the Company has not made any payments to Richardson & Patel. The Company has not recorded any liability related to this settlement at either December 31, 2011 or 2010 respectively.

12.	Subsequent events

On February 24, 2012 the Company entered into a Joint Settlement Agreement with AmeriFactors relating to a lawsuit between the two companies whereby Smart-tek would pay AmeriFactors the sum of $180,000, to be paid in the following manner:

1) One payment of $25,000 upon execution of the Settlement Agreement
2) Fifteen monthly payments of $10,000 due on the first day of each respective month with the first such payment due March 1, 2012
3) The final payment of $5,000.

The Company has recorded the full $180,000 obligation as of December 31, 2011 of which $145,000 is a current liability and $35,000 is non-current.