Form 10-Q
period 2012-03-31
Smart-tek Solutions Inc
filed 2012-05-21
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-29895

SMART-TEK SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0749326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of May 15, 2012, there were 49,212,123 shares of common stock, par value $0.001, outstanding.

Smart-tek Solutions Inc.
Period Ended March 31, 2012 and 2011

PART I -- FINANCIAL INFORMATION

Smart-tek Solutions Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$-	$132,492
Accounts receivable, net	1,746,134	1,626,583
Due from related parties	2,571,973	2,739,220
Prepaid expenses and deposits	8,592	52,152
Total current assets	4,326,699	4,550,447

Equipment, net of accumulated depreciation	49,429	55,007

Prepaid workers compensation	3,580,001	3,440,000

Goodwill	476,356	476,356

	$8,432,485	$8,521,810

Liabilities

Current liabilities

Bank overdraft	$93,829	$-
Accounts payable and accrued liabilities	1,549,118	1,268,378
Accrued payroll taxes	13,356,557	11,958,012
Accrued workers compensation	835,594	1,055,980
Payable to related parties	687,219	609,022
Note payable to related party	500,000	500,000
Total current liability	17,022,317	15,391,392

Other long-term liabilities	-	35,000

Total liabilities	17,022,317	15,426,392

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at March 31, 2012 and December 31,2011	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at March 31, 2012 and December 31, 2011	49,212	49,212
Additional paid in capital	7,271,945	7,271,945
Accumulated deficit	(15,910,989)	(14,225,739)

Total stockholders’ equity (deficit)	(8,589,832)	(6,904,582)

	$8,432,485	$8,521,810

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Months ended March 31, 2012 and 2011

	2012	2011

Revenue (gross billings of $25,763 and $15,661 million, less worksite employee payroll cost of $19,282 million and $11,439 million respectively)	$6,480,991	$4,221,806

Cost of revenue and service delivery	5,548,484	2,949,291

Gross profit	932,507	1,272,515

Selling, general and administrative expenses	2,552,919	898,831

Operating income (loss)	(1,620,412)	373,684

Interest and Tax Penalties	(64,838)	(10,330)

Total other expense	(64,838)	(10,330)

Net income (loss) from continuing operations	(1,685,250)	363,354

Comprehensive income (loss)	$(1,685,250)	$363,354

Earnings per share of common stock, basic and diluted	$(0.03)	$0.01

Weighted average shares of common stock outstanding, basic and diluted	49,212,123	24,314,124

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

Operating Activities

Net income (loss)	$(1,685,250)	$363,354
Adjustments to reconcile net income (loss) to cash
provided in operating activities
Depreciation and amortization	5,578	4,703
Changes in operating assets and liabilities
Accounts receivable	(119,551)	1,085,580
Due from related party	167,247	(1,042,329)
Proceeds from related party	78,197	-
Prepaid expenses and deposits	43,560	170,990
Prepaid worker compensation expense	(140,000)	-
Bank overdraft	93,829	-
Accrued workers compensation expense	(220,386)	-
Payroll taxes payable	1,398,544	-
Accounts payable and accrued liabilities	280,740	(596,560)

Net cash provided (used) by operating activities	(97,492)	(14,262)

Investing activities

Purchase of equipment	-	(38,882)
Payment of long-term payable	(35,000)	-

Net cash used in investing activities	(35,000)	(38,882)

Financing activities
	-	-

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash from continuing operations	(132,492)	(53,144)

Cash and cash equivalents, beginning of period	132,492	781.720

Cash and cash equivalents, end of period	$0	$728,576

Supplemental cash flow information

Interest paid	$64,853	$10,330
Income taxes payable	$-	$-

Non cash supplemental information	$-	$-

See accompanying notes to the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Smart-Tek Solutions, Inc. and its subsidiaries (“STS” or the “Company”) as of March 31, 2012, its consolidated results of operations for the three month period ended March 31, 2012 and March 31, 2011, and the consolidated cash flows for the three month period ended March 31, 2012 and March 31, 2011. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

1.           Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

Smart-tek Solutions Inc. (“the Company”) was incorporated in the State of Nevada on March 22, 1995.

In July 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. (“STS” or the “Company”) to better reflect its new business activities.

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

On February 11, 2009, Smart-tek Automated Services Inc., a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada. On June 17, 2009, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-tek Automated Services, Inc. Smart-tek Automated Services Inc. provides integrated and cost-effective management solutions in the area of human resources for public and private companies. Though Smart-tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and charges a service fee for providing services. 100% of Smart-tek Automated Services Inc.’s operations are in the United States.

On October 1, 2011 Smart-tek Solutions, Inc. purchased the assets and brand name of Solvis Medical from American Marine LLC dba AMS Outsourcing a Montana limited liability corporation. Solvis Medical provides medical staffing services to hospitals, medical clinics, surgical centers, skilled nursing facilities, and nursing care to patients in their homes.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Liquidity and Management Plans

At March 31, 2012, the Company had cash and cash equivalents of $0, a working capital deficit of approximately $12.7 million and an accumulated deficit of $15.9 million. Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures. The Company plans to seek additional funds, equity or debt, to support its operations. The Company’s management believes it will generate sufficient additional revenues to meet its working capital needs in future periods.

Going Concern

The Company incurred a net operation loss of $1.7 million for the three month period ended March 31, 2012 and a net operating loss of approximately $8.1 million for the year ended December 31, 2011, and has incurred accumulated losses totalling approximately $15.9 million through March 31, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

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

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At March 31, 2012 and 2011, the Company did not have any deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The allowance for doubtful accounts was $ 150,000 and zero as of March 31, 2012 and 2011, respectively.

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

The prepaid cash deposits will not be recoverable in the near term and accordingly, they are classified as a long term asset. The Company reserves prepaid cash deposits for case reserves at a rate of 150%. Case reserves are an estimate for the costs of the claim, administrative costs as well as legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis. Revenues related to the Solvis Medical business are recognized when the services are invoiced to the client.

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

Goodwill

The Company’s goodwill was derived from the acquisition of Solvis Medical assets. Goodwill is the excess of cost over the fair market value of net tangible assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or if certain circumstances indicate a possible impairment may exist.

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

At March 31, 2012 and 2011, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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

2.           Equipment

						December 31,
			March 31, 2012			2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment & software	$55,008	$22,763	$32,245	$55,008	$20,574	$34,434
Office furniture & equipment	19,334	8,849	10,485	19,334	7,397	11,937

Automobile	23,242	16,543	6,699	23,242	14,606	8,636

	$97,584	$48,155	$49,429	$97,584	$42,577	$55,007

Depreciation and amortization of property and equipment was $5,578 and $4,703 for the three month periods ended March 31, 2012 and 2011 respectively.

3.           Equity

At March 31, 2012, the Company is authorized to issue:

     1.      5,000,000 shares of preferred stock, par value $0.001 per share.

     2.      500,000,000 shares of common stock, par value $0.001 per share.

Common Stock

At March 31, 2012, there are 49,212,123 shares of common stock outstanding.

On June 16, 2011 the Board of Directors approved the Smart-tek Solutions 2011 Stock Compensation Plan (“2011 Plan”) authorizing the sale or award of up to an additional 10,000,000 shares and/or options of the Company's Common Stock. The Stock Option Plan expires in August 20, 2013. No stock options were issued during the three months ended March 31, 2012 or during 2011. During 2011, 3,000,000 shares were issued to a consultant as compensation for services rendered. The cost of these shares was measured at the market value of $.075 per share or $225,000 and expensed at the time of issuance. The value in excess of Par Value was recognized as Additional Paid In Capital. 7,000,000 shares and/or options of the Company’s common stock are available for issuance under the 2011 Plan as of March 31, 2012.

Preferred Shares

There are no preferred shares issued or outstanding.

4.           Earnings (loss) per share

	March 31,	March 31,
	2012	2011

Net income (loss)	$(1,685,250)	$363,354

Weighted number of shares outstanding	49,212,123	24,314,123

Income(loss) per share	$(0.03)	$0.01

5.           Acquisitions

On October 1, 2011, Smart-tek Solutions, Inc. acquired the assets and the brand name of Solvis Medical from American Marine LLC dba AMS Outsourcing, a Montana limited liability corporation.

14

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

6.      Short Term Note Payable

At December 31, 2011, the Company has an outstanding note payable in the amount of $500,000 payable to an affiliated company relating to the acquisition of Solvis Medical assets. The loan is unsecured, bears a simple 6% interest and matures at September 30, 2012.

7.      Related Party Transactions

During the three month period ended March 31, 2012, Smart-tek Automated Services Inc. (a wholly-owned subsidiary) paid $300,035 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $106,246 and benefits of $5,328. Such Costs have been reflected in the accompanying statement of operations.

From time to time, Smart-tek Automated Services Inc. purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, Smart-tek Automated services shares its own resources with these same related parties again to leverage economies of scale.

During the three month period ended March 31, 2012, Smart-tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $187,500 to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying statement of operations.

14

Smart-tek additionally pays certain fees to another related party for the sharing to office space and utilities. These expenses, which are relatively small, are included in the accompanying statement of operations and were based upon actual usage or allocations agreed to by management personnel.

Following is a summary of the balances both Due To and From these related parties as of March 31, 2012 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Allegiant Professional Business Services Inc.	$1,732,027	$423,658
American Marine LLC	474,793	188,397
Dalrada Management Consulting Corp.	354,023	35,381
American Transportation Administrative Services Corp.	11,130	-
Other	-	$39,783
Total Due from Related Parties	$2,571,973	$687,219

Amounts due to officers and directors were $13,461 and $ Nil as of March 31, 2012 and 2011 respectively.

8.      Subsequent events

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this quarterly report on Form 10-Q that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-Q are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our Solvis Medical business line we provides medical staffing services to hospitals, medical clinics, surgical centers, skilled nursing facilities, and nursing care to patients in their homes.

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

          Medical Staffing

Provides medical staffing services to hospitals, medical clinics, surgical centers, skilled nursing facilities, and nursing care to patients in their homes.

RESULTS OF OPERATIONS

Three months ending March 31, 2012 and 2011

Revenue

For the three months ending March 31, 2012 and 2011, revenues were $6,480,991 and $4,221,806 respectively, for an increase of $2,259,185 (53.5%) over the same period in 2011. The increase was attributable to a net increase in our payroll and staffing business through Smart-tek Automated Services. The Solvis Medical nurse staffing business line contributed $1,088,518 in 2012.

Gross Profit

Cost of goods sold for the three months ending March 31, 2012 and 2011 were $932,507 and $1,272,515 respectively, for a decrease of $340,008 (26.7%) over the same period in 2011. The decrease in gross profit was directly as result of increased workers compensation expense. Solvis Medical nurse staffing business line contributed $(147,943) to the decrease in 2012

Expenses

Our expenses for the three months ended March 31, 2012 and 2011 are outlined in the table below:

			Percentage
	Three months ended		Increase/
	March 31,		(Decrease)
	2012	2011
Cost of Revenue	$5,548,484	$2,949,291	88.1%
Selling, General and Administrative expenses	2,552,919	898,831	184.0%
Interest Expense and Tax Penalties	64,838	10,330	527.7%
Total Expenses	$8,166,241	$3,858,452	111.6%

Cost of revenue

Cost of revenue of $5,548,484 for the three months ended March 31, 2012 increased by $2,599,193 or 88.1% over the same period prior year amount of $2,949,291. The $2,599,193 increase was attributable to the net increase in the payroll business plus an increase in worker’s compensation claims and premium expense. Solvis Medical contributed 940,575 to the cost of revenue.

Selling, General and Administrative

Selling, general and administrative expenses of $2,552,919 for the months ended March 31, 2012 increased by $1,654,088 or 184.0% over the same period prior year amount of $898,831. The increase was mainly attributable to the following: 1) increase professional fees of $1,253,231 (3,888.5%), 2) increase in wages of $332,846 (106.8%) and miscellaneous expense items amounting to $68,011 (10.4%) .

Interest and tax penalties

Interest expense and tax penalties for the three months ended March 31, 2012 was $64,838, an increase of $54,508 or 527.7% over the same period prior year amount of $10,330.

Liquidity and Capital Resources

Working Capital

	The Months	Year	Percentage
	Ended	Ended	Increase/
	March 31,	December 31,	(Decrease)
	2012	2011
Current Assets	$4,326,699	$4,550,447	(4.9%	)
Current Liabilities	17,022,317	15,391,392	10.6%
Working Capital (Deficiency)	$(12,695,618)	$(10,840,945)	(17.1%	)

Cash Flows
	Three Months	Three Months	Percentage
	Ended	Ended	Increase/
	March 31,	March 31,	(Decrease)
	2012	2011
Cash from (used in) Operating Activities	(97,492)	(14,262)	(583.6%	)
Cash (used in) Investing Activities	(35,000)	(38,882)	(10.0%	)
Net Increase (Decrease) in Cash	(132,492)	(53,144)	(149.3%	)

We had cash on hand of $0 and working capital deficit of $12,695,618 as of March 31, 2012 compared to cash on hand of $132,492 and working capital deficit of $10,840,945 for the year ended December 31, 2011. We anticipate that we will incur approximately $650,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Provided In Operating Activities

Cash flow used in operations for the three months ending March 31, 2012 amounted to $97,492 which mainly consisted the following: 1) the net loss for the period of $1,685,250; 2) increase in accounts receivable of $119,551; 3) increase in prepaid workers compensation of $140,000; and 4) increase in workers compensation expense of $220,386, offset by 1) depreciation expense of $5,578, 2) due form related party of $167,247; 3) proceeds from related party of $78,197; 4) prepaid workers compensation of $43,560; 5) bank overdraft of $93,829; 6) increase in accounts payable of $1,398,544; and 7) accounts payable and accrued liabilities of $280,740.

Cash Used In Investing Activities

We used cash in investing activities in the amount of $35,000 during the three months ended March 31, 2012.

Future Cash Nets

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

As shown in the accompanying financial statements, the Company has incurred a large loss from operations, and as of March 31, 2012, its total liabilities exceeded its total assets by $8,589,832. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has hired a consultant to put controls in the cash management area and will institute more efficient management techniques in the finance department. All areas of operations will be reviewed to look for savings. However, the Company has a need for additional capital investment. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disclosure Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

By	/s/ Brian Bonar

Brian Bonar
President

/s/ Brian Bonar
Date:	May 21, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director (Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 21, 2012

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	May 21, 2012