Form 10-Q
period 2012-06-30
Smart-tek Solutions Inc
filed 2012-08-20
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ]          No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 7, 2012, there were 49,212,123 shares of common stock, par value $0.001, outstanding.

Smart-Tek Solutions Inc.
Period Ended June 30, 2012 and 2011

PART I -- FINANCIAL INFORMATION

Smart-Tek Solutions Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Unaudited)

	June 30,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$-	$132,492
Accounts receivable, net	1,309,170	1,626,583
Due from related parties	2,228,103	2,739,220
Prepaid expenses and deposits	5,346	52,152
Total current assets	3,542,619	4,550,447

Equipment, net of accumulated depreciation	43,851	55,007

Prepaid workers compensation	4,527,058	3,440,000

Goodwill	476,356	476,356

Total Assets	$8,589,884	$8,521,810

Liabilities

Current liabilities

Bank overdraft	$17,525	$-
Accounts payable and accrued liabilities	446,354	441,435
Assigned receivables liability	801,043	826,943
Accrued payroll taxes	15,727,778	11,958,012
Accrued workers compensation	1,095,131	1,055,980
Payable to related parties	516,691	609,022
Note payable to related party	500,000	500,000
Total current liability	19,104,522	15,391,392

Other long-term liabilities	-	35,000

Total liabilities	19,104,522	15,426,392

Commitments and contingencies	-	-

Stockholders’ (Deficit)

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at June 30, 2012 and December 31,2011	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at June 30, 2012 and December 31, 2011	49,212	49,212
Additional paid in capital	7,271,945	7,271,945
Accumulated deficit	(17,835,795)	(14,225,739)

Total stockholders’ (deficit)	(10,514,638)	(6,904,582)

	$8,589,884	$8,521,810

See accompanying notes to the consolidated financial statements.

Smart-Tek Solutions Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months ended June 30, 2012 and 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue:
(For the three months ending June 30, 2012 and June 30, 2011 gross billings of $24,586 and $20,876 million, less worksite employee payroll cost of $18,452 and $14,475 million respectively)	$6,133,600	$6,401,186	$12,614,594	$10,622,992
(For the six months ending June 30, 2012 and June 30, 2011 gross billings of $50,349 and $36,537 million, less worksite employee payroll cost of $37,734 million and $25,914 million respectively)

Cost of revenue and service delivery	(5,758,400)	(4,716,003)	(11,306,885)	(7,665,294)
Gross profit	375,200	1,685,183	1,307,709	2,957,698

Selling, general and administrative expenses	(1,906,817)	(2,270,792)	(4,459,736)	(3,169,625)
Operating income (loss)	(1,531,617)	(585,609)	(3,152,027)	(211,927)
Other Income (Expense)
Other Income	12	-	27	-
Interest	(7,994)	(13,552)	(16,314)	(23,881)
Tax Penalties	(385,209)	-	(441,742)	-

Net income (loss) from continuing operations	(1,924,808)	(599,161)	(3,610,056)	(235,808)

Comprehensive (loss) for the period	($1,924,808)	($599,161)	($3,610,056)	($235,808)

Loss per share, basic and diluted	($0.04)	($0.02)	($0.07)	($0.01)

Weighted average shares outstanding basic and diluted	49,212,123	29,796,080	49,212,123	27,070,245

See accompanying notes to the consolidated financial statements.

Smart-Tek Solutions Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	2012	2011

Operating Activities

Net (loss)	$(3,610,056)	$(235,808)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities
Depreciation and amortization	11,156	12,308
Changes in operating assets and liabilities
Accounts receivable	317,413	1,321,861
Due from related party	511,117	(275,000)
Prepaid expenses and deposits	46,806	(424,010)
Prepaid worker compensation expense	(1,087,058)	-
Bank overdraft	17,525	-
Accrued workers compensation expense	39,151	-
Payroll taxes payable	3,769,766	-
Accounts payable and accrued liabilities	4,919	(696,856)

Net cash provided (used) by operating activities	20,739	(297,505)

Investing activities

Purchase of equipment	-	(46,125)

Net cash used in investing activities	-	(46,125)

Financing activities

Assignment of accounts receivable	(25,900)
Payments to related party	(92,331)	-
Payments of long-term payable	(35,000)	-
Issuance of shares	-	443,979

Net cash provided by (used in) financing activities	(153,231)	443,979

Net increase (decrease) in cash from continuing operations	(132,492)	100,349

Cash and cash equivalents, beginning of period	132,492	781,720

Cash and cash equivalents, end of period	$0	$882,069

Supplemental cash flow information

Interest paid	$16,314	$23,881
Income taxes payable	$-	$-

See accompanying notes to the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Smart-Tek Solutions, Inc. and its subsidiaries (“STS” or the “Company”) as of June 30, 2012, its consolidated results of operations for the three and six month period ended June 30, 2012 and June 30, 2011, and the consolidated cash flows for the six month period ended June 30, 2012 and June 30, 2011. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Business Condition – The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated insufficient revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal to no cash, negative working capital, and a stockholders’ deficit as of June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty (See Note 1).

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

On February 11, 2009, Smart-Tek Automated Services Inc., a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada. On June 17, 2009, Brian Bonar was contracted to use his expertise and contacts in the PEO area for the benefit of Smart-Tek Automated Services, Inc. Smart-Tek Automated Services Inc. provides integrated and cost- effective management solutions for human resource functions for public and private companies. Though Smart-Tek Automated Services Inc., provides mainly professional employer organization (“PEO”) services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and charges a service fee for providing services. 100% of Smart-Tek Automated Services Inc.’s operations are in the United States.

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

Liquidity and Management Plans

At June 30, 2012, the Company had cash and cash equivalents of $0, a working capital deficit of approximately $15.6 million and an accumulated deficit of $17.8 million. The Company also has substantial unpaid tax liabilities as of June 30, 2012. Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures. The Company plans to seek additional funds, equity or debt, to support its operations. The Company’s management believes it will generate sufficient additional revenues to meet its working capital needs in future periods.

Going Concern

The Company incurred a net operating loss of $1.9 million and $3.6 million respectively for the three and six month period ended June 30, 2012 and a net operating loss of approximately $8.1 million for the year ended December 31, 2011, and has incurred accumulated losses totalling approximately $17.8 million through June 30, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

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

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The allowance for doubtful accounts was $150,000 and zero as of June 30, 2012 and 2011, respectively.

The Company regularly discounts selected trade accounts receivable from clients to a commercial factoring company. Under the terms of the factoring agreement, the factor remits the invoiced amounts to the Company less a portion for reserves. When paid in full, the factor remits the reserve amount less a portion for processing fees and interest. Accounts are factored with recourse as to credit losses. The Company reflects a liability to the factoring company in its Balance Sheet for the amounts that remains uncollected until the factored invoices have been paid in full. At June 30, 2012 the company had $801,043 in assigned accounts receivable.

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

The prepaid cash deposits will not be recoverable in the near term and accordingly, they are classified as a long term asset. The Company reserves prepaid cash deposits for case reserves at a rate of 150%. Case reserves, included in accrued workers compensation, are an estimate for the costs of claims, administrative costs as well as legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Earnings (loss) per share

The Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Due the Company incurring a loss for the three and six months ending June 30, 2012 and 2011, all potential dilutive securities were considered to be anti-dilutive.

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

At June 30, 2012 and 2011, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

The Company has adopted FASB ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. The Company had no no components of comprehensive income (loss) for the periods presented.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt ASU 2012-02 as of December 31, 2012 for its annual impairment testing. The Company does not expect it to significantly affect its testing.

We do not believe any other recent accounting pronouncements issued by the FASB, the AICPA, or the SEC have a material impact on the Company's present or future consolidated financial statements.

2.	Equipment

	June 30, 2012					December 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment & software	$55,008	$24,952	$30,056	$55,008	$20,574	$34,434
Office furniture & equipment	19,334	10,301	9,033	19,334	7,397	11,937
Automobile	23,242	18,480	4,762	23,242	14,606	8,636

	$97,584	$53,733	$43,851	$97,584	$42,577	$55,007

Depreciation and amortization of property and equipment was $5,578 and $7,606 for the three month period ended June 30, 2012 and 2011 respectively and $11,156 and $12,308 for the six month period ended June 30, 2012 and 2011 respectively.

3.	Equity

At June 30, 2012, the Company is authorized to issue shares as follows:

1.	5,000,000 shares of preferred stock, par value $0.001 per share.
2.	500,000,000 shares of common stock, par value $0.001 per share.

Common Stock

At June 30, 2012, there are 49,212,123 shares of common stock outstanding.

On June 16, 2011 the Board of Directors approved the Smart-Tek Solutions 2011 Stock Compensation Plan (“2011 Plan”) authorizing the sale or award of up to an additional 10,000,000 shares and/or options of the Company's Common Stock. The Stock Option Plan expires in August 20, 2013. On June 13, 2011, the company issued 21,897,999 shares to the Company’s CEO pursuant to a Strategic Marketing Agreement. The cost of these shares was measured at the market value of $.01 per share or $218,980 and expensed at the time of issuance. On June 16, 2011 3,000,000 shares were issued to a consultant as compensation for services rendered. The cost of these shares was measured at the market value of $.075 per share or $225,000 and expensed at the time of issuance. The value in excess of Par Value was recognized as Additional Paid In Capital. 7,000,000 shares and/or options of the Company’s common stock are available for issuance under the 2011 Plan as of June 30, 2012.

Preferred Shares

There are no preferred shares issued or outstanding.

4.	Earnings (loss) per share

	Three	Three
	Months	Months
	June 30,	June 30,
	2012	2011

Net income (loss)	$(1,924,808)	$(599,161)

Weighted number of shares outstanding	49,212,123	29,796,080

Income(loss) per share	$(0.04)	$(0.02)

Earnings (loss) per share (continued)

	Six Months	Six Months
	June 30,	June 30,
	2012	2011

Net income (loss)	$(3,610,056)	$(235,808)

Weighted number of shares outstanding	49,212,123	27,070,245

Income(loss) per share	$(0.07)	$(0.01)

5.	Acquisitions

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

At June 30, 2012, the Company has an outstanding note payable in the amount of $500,000 payable to an affiliated company relating to the acquisition of Solvis Medical assets. The loan is unsecured, bears a simple 6% interest and matures at September 30, 2012.

7.	Related Party Transactions

During the three month period ended June 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid $358,054 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $102,832 and benefits of $74,069. Such Costs have been reflected in the accompanying statement of operations

During the six month period ended June 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid $658,090 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $209,078 and benefits of $79,397. Such Costs have been reflected in the accompanying statement of operations.

From time to time, Smart-Tek Automated Services Inc. purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, Smart-Tek Automated services shares its own resources with these same related parties again to leverage economies of scale.

During the three and six month period ended June 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $135,000 and $322,500 respectively to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying statement of operations.

Smart-Tek additionally pays certain fees to another related party for the sharing of office space and utilities. These expenses are included in the accompanying statement of operations and were based upon actual usage or allocations agreed to by management personnel.

Amounts due from/to related companies

Mr. Brian Bonar, the Company’s Chief Executive Officer and Chairman, has a 40% direct and a 50% indirect ownership interest in American Marine LLC (“AMS”), American Transportation Administrative Services, Corp is owned by AMS. Mr. Bonar is the CEO and director of Dalrada Management, and is a minority shareholder. The amounts due from or to related companies are interest-free, unsecured and payable on demand.

Following is a summary of the balances both Due To and From these related parties as of June 30, 2012 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Allegiant Professional Business Services Inc.	$1,266,570	$293,348
American Marine LLC	585,550	158,076
Dalrada Management Consulting Corp.	355,485	25,484
American Transportation Administrative Services Corp.	20,498	-
Other	-	39,783
Total Due from Related Parties	$2,228,103	$516,691

8.	Subsequent events

In July 2012, the Internal Revenue Service (IRS) requested the Company for a substantial amount of payroll records through a document request. The Company is and will continue to submit the documentation requested by the IRS. As noted in the Balance Sheet, the Company has a payroll tax withholding liability of approximately $15.7 million. The IRS staff is in process of reconciling the total amount of the payroll tax liability. After the conclusion of the reconciliation process by the IRS staff, the Company’s legal tax counsel will handle a negotiated repayment plan that is acceptable to the IRS and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or issuance of convertible debentures. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS

Three and six months ending June 30, 2012 and 2011

Revenue

For the three months ending June 30, 2012 and 2011, revenues were $6,133,600 and $6,401,186 respectively, for a decrease of $267,586 (4.2%) over the same period in 2011. The decrease was attributable to the loss of a large client. The Solvis Medical nurse staffing business line contributed $986,307 during the quarter.

For the six months ending June 30, 2012 and 2011, revenues were $12,614,594 and $10,622,992 respectively, for an increase of $1,991,602 (18.8%) over the same period in 2011. The increase was attributable to a net increase in our payroll and staffing business through Smart-Tek Automated Services. The Solvis Medical nurse staffing business line contributed $2,074,825 in 2012.

Gross Profit

Gross profit for the three months ending June 30, 2012 and 2011 were $375,200 and $1,685,183 respectively, for a decrease of $1,309,983 (77.7%) over the same period in 2011. The decrease in gross profit was directly a result of increased workers compensation expense. Solvis Medical nurse staffing business line contributed $84,651 to the decrease during the quarter.

Gross profit for the six months ending June 30, 2012 and 2011 were $1,307,709 and $2,957,698 respectively, for a decrease of $1,649,989 (55.8%) over the same period in 2011. The decrease in gross profit was directly as result of increased workers compensation expense. Solvis Medical nurse staffing business line contributed $232,595 to the decrease in 2012.

Expenses

Our expenses for the six months ended June 30, 2012 and 2011 are outlined in the table below:

			Percentage
	Six months ended		Increase/
	June 30, 2012		(Decrease)
	2012	2011
Cost of Revenue	$11,306,885	$7,665,294	47.5%
Selling, General and Administrative expenses	4,459,736	3,169,625	40.7%
Interest Expense and Tax Penalties	458,056	23,881	1,818.1%
Total Expenses	$16,224,677	$10,858,800	49.4%

Cost of revenue

Cost of revenue of $5,758,400 for the three months ended June 30, 2012 increased by $1,042,397 or 22.1% over the same period prior year amount of $4,716,003. The increase was attributable to an increase in worker’s compensation claims and premium expense. Solvis Medical contributed 901,656 to the cost of revenue during the quarter.

Cost of revenue of $11,306,885 for the six months ended June 30, 2012 increased by $3,641,591 or 47.5% over the same period prior year amount of $7,665,294. The increase was attributable to an increase in worker’s compensation claims and premium expense. Solvis Medical contributed 1,842,232 to the cost of revenue in 2012.

Administrative

Selling, general and administrative expenses of $1,906,817 for the three months ended June 30, 2012 decreased by $363,975 or 16% over the same period prior year amount of $2,270,792. The decrease was mainly attributable to reduced legal fees in the second quarter .

Selling, general and administrative expenses of $4,459,736 for the six months ended June 30, 2012 increased by $1,290,111 or 40.7% over the same period prior year amount of $3,169,625. The increase was mainly attributable to legal fees in 2012.

Interest and tax penalties

Interest expense and tax penalties for the three months ended June 30, 2012 was $393,203, an increase of $379,651 or 2,801.4% over the same period prior year amount of $13,552.

Interest expense and tax penalties for the six months ended June 30, 2012 was $458,056, an increase of $434,175 or 1,818.1% over the same period prior year amount of $23,881.

Liquidity and Capital Resources

Working Capital			Percentage
	June 30,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$3,542,619	$4,550,447	(22.1%	)
Current Liabilities	19,104,522	15,391,392	24.1%
Working Capital (Deficiency)	$(15,561,903)	$(10,840,945)	(43.6%	)

Cash Flows	Six Months	Six Months
	Ended	Ended	Percentage
	June 30,	June 30,	Increase/
	2012	2011	(Decrease)
Cash from (used in) Operating Activities	20,740	(297,505)	107.0%
Cash from (used in) Investing Activities	-	(46,125)	100%
Cash from (used in) Financing Activities	(153,232)	443,979	(134.5%	)
Net Increase (Decrease) in Cash	(132,492)	100,349	(232.0%	)

We had cash on hand of $0 and working capital deficit of $15,561,903 as of June 30, 2012 compared to cash on hand of $132,492 and working capital deficit of $10,840,945 for the year ended December 31, 2011. We anticipate that we will incur approximately $730,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

Cash flow provided in operations for the six months ending June 30, 2012 amounted to $20,739 which mainly consisted the following: 1) the net loss for the period of $3,610,056 and 2) increase in prepaid workers compensation of $1,087,058, offset by 1) depreciation expense of $11,156, 2) due form related party of $511,117; 3) accounts receivable of 317,413; 4) workers compensation expense of $39,151; 5) bank overdraft of $17,525; 6) increase in payroll taxes payable of $3,769,766; 7) prepaid expenses of $46,806 and increase in accounts payable of $4,919.

Cash Used In Financing Activities

We used cash in financing activities that amounted to $152,231, consisting of 1) assigned accounts receivable of $25,900, 2) decrease in proceeds from related party of $92,331, and 3) payment of long-term payable of $35,000.

Future Cash Flows

STTN’s future capital requirements will depend on numerous factors, including the control of workers compensation claims, the establishment of reasonable workers compensation premiums, and growing the business with business that employee more favorable worker compensation class types. We cannot for certain claim that our current operations along with financing from outside will be sufficient to meet our ongoing operating needs. We will need to seek outside capital in order to continue as a going concern. In addition, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Going Concern

As shown in the accompanying financial statements, the Company has incurred a large loss from operations, and as of June 30, 2012, its total liabilities exceeded its total assets by $10,514,638. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has hired a consultant to put controls in the cash management area and will institute more efficient management techniques in the finance department. All areas of operations will be reviewed to look for savings. However, the Company has a need for additional capital investment. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP. We identified and disclosed this material weakness in our 2011annual report filed on Form 10-K with the SEC.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2012:

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

By	/s/ Brian Bonar
Brian Bonar
President

/s/ Brian Bonar
Date:	August 15, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director (Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)
Date:	August 20, 2012

/s/ Owen Naccarato
Owen Naccarato
Director
Date:	August 20, 2012