Form 10-K/A
period 2011-12-31
Smart-tek Solutions Inc
filed 2012-08-30
CIK 947011

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

Yes [  ]          No [X]

EXPLANATORY NOTE

Smart-tek Solutions, Inc. (the “Company”) is filing this Amendment No. 1(the “Form 10-K/A) to our Form 10-K for the year ended December 31, 2011(the “Form 10-K), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2012, for the following purpose: to amend the filing to provide an audit report which covers the year ended December 31, 2010. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except as described above, no other changes have been made to the 2011 Form 10K Annual Report. The 2011 Annual Report continues to speak as of the date of the 2011 Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2011 Annual Report other than as expressly indicated in this Amendment No. 1.

Smart-tek Solutions Inc.
Period Ended December 31, 2011 and 2010

AUDITOR’S REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart-Tek Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Smart-Tek Solutions, Inc. as of December 31, 2011 and the related statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. Smart-Tek Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Smart-Tek Solutions, Inc. as of December 31, 2010 were audited by other auditors whose report dated May 11, 2012 expressed an unqualified opinion on those statements.

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

I have audited the accompanying consolidated balance sheet of Smart-tek Solutions, Inc. and subsidiary (the Company) as of December 31, 2010 and the related consolidated statements of operations and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart-tek Solutions, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
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

	2011	2010
Revenue (gross billings of $97.394 and $68.556 million, less worksite employee payroll cost of $75.646 million and $51.33 million respectively)	$21,748,488	$17,226,416
Cost of revenue and service delivery	20,805,474	13,321,537
Gross profit	943,014	3,904,879
Selling, general and administrative expenses	6,953,960	3,161,877
Operating income (loss)	(6,010,946)	743,002
Other Income (expense)
Interest	(192,304)	(21,914)
Tax penalties	(1,744,050)	-
Legal Settlement	(180,000)	-
Other income/(expense)	3,747	-
Total other expense	(2,112,607)	(21,914)
Net income (loss) from continuing operations	(8,123,553)	721,088
Net income from discontinued operations	-	134,100
Comprehensive income (loss)	$(8,123,553)	$855,188
Earnings per share of common stock, basic and diluted	$(0.21)	$0.01
Weighted average shares of common stock outstanding, basic and diluted	38,025,077	64,505,905

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common	Stock	Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2009 (unaudited)	69,314,124	$69,315	$6,852,863	($6,957,374)	($35,196)

Shares cancelled for amended Marketing Partner Agreement	(45,000,000)	(45,000)	-	-	(45,000)

Net income	-	-	-	855,188	855,188

Balance – December 31, 2010	24,314,124	24,315	6,852,863	(6,102,186)	774,992

Share-based compensation	24,897,999	24,897	419,082	-	443,979

Net loss	-	-	-	(8,123,553)	(8,123,553)

Balance - December 31, 2011	49,212,123	$49,212	$7,271,945	($14,225,739)	($6,904,582)

See accompanying notes to the consolidated financial statements.

Smart-tek Solutions Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010

	2011	2010

Operating Activities

Net income (loss)	$(8,123,553)	$855,188
Adjustments to reconcile net income (loss) to cash provided in operating activities
Depreciation and amortization	20,214	22,363
Share based compensation expense	443,979	(45,000)
Miscellaneous assets	(11,356)	-
Provision for doubtful accounts	150,000	-
Changes in operating assets and liabilities
Accounts receivable	(86,597)	(1,456,753)
Due from related party	(2,739,220)
Proceeds from related party	220,607	388,415
Prepaid expenses and deposits	16,942	(785,328)
Prepaid worker compensation expense	(1,094,123)	-
Payroll taxes payable	10,440,980	-
Accrued workers compensation	1,055,980
Accounts payable and accrued liabilities	(950,361)	1,846,175

Net cash provided (used) by operating activities	(656,508)	825,060

Investing activities

Purchase of equipment	(27,720)	(38,532)
Cash paid in purchase of Solvis Medical Group assets	35,000	-

Net cash used in investing activities	7,280	(38,532)

Financing activities
	-	-

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash from continuing operations	(649,228)	786,528

Net increase (decrease) in cash from discontinued operations	-	(239,364)

	78
Cash and cash equivalents, beginning of the year	1,720	234,552

Cash and cash equivalents, end of the year	$132,492	$781,720

Supplemental cash flow information
Interest paid	$194,304	$21,914
Income taxes payable	$-	$-

Non cash supplemental information
Note payable - purchase of Solvis Medical Group assets	$500,000	$-

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

The aggregate purchase price of Smart-tek Communications, Inc. is $821,757 allocated as follows:

2.	Discontinued operations – continued

	(a)	$821,756 of the purchase price shall be paid and satisfied by setting-off the Company’s indebtedness to Perry Law; and

	(b)	$1.00 of the purchase price shall be paid by Perry Law for transferring 32,817 shares owned by him to the Company.

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

The following table presents the effect of the discontinued operations in the Consolidated Statements of Operations and Comprehensive Income:

	2011	2010
Revenue	$-	$-
Cost of revenue and service delivery	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	-
Operating income	-	-
Other expense
Interest expense	-	-
Gain on disposition of discontinued operations	-	339,641
Net income from discontinued operations	$-	$339,641

The effect on the stockholders’ deficit was $0 and $339,641 for the years ending December 31, 2011 and December 31, 2010 respectively.

3.	Equipment

	Cost	Accumulated Depreciation	December 31, 2011 Net Book Value	Cost	Accumulated Depreciation	December 31, 2010 Net Book Value
Computer equipment & software	$55,008	$20,574	$34,434	$28,882	$9,628	$19,254
Office furniture & equipment	19,334	7,397	11,937	12,993	8,008	4,985
Automobile	23,242	14,606	8,636	27,989	4,727	23,262
	$97,584	$42,577	$55,007	$69,864	$22,363	$47,501

Depreciation and amortization of property and equipment was $20,214 and $22,363 for the years ended December 31, 2011 and 2010 respectively.

4.	Income taxes

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations. The Company files U.S. federal and U.S. state tax returns.

4.	Income taxes - continued

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

  Year 2013 - At December 31, 2013, the acquired net assets will be revalued at four (4) times pretax earnings. A one year promissory note at 6% interest will be issued for the net change between the revalue as of December 31, 2012 and the revalue at December 31, 2013 .

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

Following is a summary of the balances both Due To and From these related parties as of December 31, 2011 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Due From Allegiant Professional Services	$2,132,027	$89,542
Due From American Marine Services	$280,781	$352,225
Due From Dalrada Financial Services	$275,900	$127,472
Note Receivable Related Party	$50,512	-
Other	-	$39,783
Total Due from Related Parties	$2,739,220	$609,022

9.	Related Party Transactions- continued

Amounts due to officers and directors were $0 and $388,415 as of December 31, 2011 and 2010 respectively.

10.	Commitments

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

On June 13, 2011, pursuant to the above agreement 21, 897 999 shares of restricted common stock were issued to Mr. Bonar.

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

SMART-TEK SOLUTIONS INC.

By	/s/ Brian Bonar Brian Bonar Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	August 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Brian Bonar Brian Bonar Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	August 30, 2012

/s/ Owen Naccarato Owen Naccarato Director

Date:	August 30, 2012