Form 10-Q
period 2012-09-30
Smart-tek Solutions Inc
filed 2012-11-21
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of October 31, 2012, there were 49,212,123 shares of common stock, par value $0.001, outstanding.

Smart-Tek Solutions Inc.
Period Ended September 30, 2012 and 2011

PART I -- FINANCIAL INFORMATION

Smart-Tek Solutions Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Unaudited)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$-	$132,492
Accounts receivable, net	1,343,247	1,626,583
Due from related parties	1,685,285	2,739,220
Prepaid expense and deposits	7,055	52,152

Total current assets	3,035,587	4,550,447

Equipment, net of accumulated depreciation	38,271	55,007

Prepaid workers compensation	4,656,667	3,440,000

Goodwill	476,356	476,356

Total assets	$8,206,881	$8,521,810

Liabilities

Current liabilities
Bank overdraft	$316,308	$-
Accounts payable and accrued liabilities	400,742	441,435
Assigned receivables liability	719,285	826,943
Accrued payroll taxes	16,488,599	11,958,012
Accrued workers compensation	1,318,493	1,055,980
Payable to related parties	863,114	609,022
Note payable to related party	500,000	500,000

Total current liabilities	20,606,541	15,391,392

Other long-term liabilities	-	35,000

Total liabilities	20,606,541	15,426,392

Commitments and contingencies	-	-

Stockholders’ deficit

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares of Class A preferred issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at September 30, 2012 and December 31, 2011	49,212	49,212
Additional paid in capital	7,271,945	7,271,945
Accumulated deficit	(19,720,817)	(14,225,739)

Total stockholders’ deficit	(12,399,660)	(6,904,582)

	$8,206,881	$8,521,810

See accompanying notes to the consolidated financial statements.

Smart-Tek Solutions Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue
(For the three months ending September 30, 2012 and September 30, 2011 gross billings of $23.259 and $28.834 million, less worksite employee payroll cost of $17.154 and $24.206 million respectively)	$6,104,919	$4,628,141	$18,719,513	$15,251,133
(For the nine months ending September 30, 2012 and September 30, 2011 gross billings of $73.607 and $65.371 million, less worksite employee payroll cost of $54.888 and $50.120 million, respectively)

Cost of revenue and service delivery	(6,312,692)	(4,783,318)	(17,619,577)	(12,448,612)

Gross profit (loss)	(207,773)	(155,177)	1,099,936	2,802,521

Selling, general and administrative expenses	(1,591,920)	(1,997,439)	(6,051,656)	(5,167,062)

Operating loss	(1,799,693)	(2,152,616)	(4,951,720)	(2,364,541)
Other Income
Other Income	315	-	342	-
Interest	-	(811,236)	(16,314)	(835,118)
Tax penalties	(85,644)	-	(527,386)	-

Net loss from continuing operations	(1,885,022)	(2,963,852)	(5,495,078	(3,199,659)

Comprehensive loss for the period	$(1,885,022)	$(2,963,852)	$(5,495,078)	$(3,199,659)

Loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.09)

Weighted average shares outstanding basic and diluted	49,212,123	49,212,123	49,212,123	34,531,977

See accompanying notes to the consolidated financial statements.

Smart-Tek Solutions Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating Activities

Net loss	$(5,495,078)	$(3,199,659)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation and amortization	16,734	17,010
Changes in operating assets and liabilities
Accounts receivable	283,336	553,878
Due from related party	1,053,935	-
Prepaid expenses and deposits	45,097	(2,230,876)
Prepaid workers compensation	(1,216,666)	-
Accrued workers compensation	262,513	-
Accrued payroll taxes	4,530,587	-
Accounts payable and accrued liabilities	275,615	4,225,121

Net cash used by operating activities	(243,927)	(634,526)

Investing activities

Purchase of equipment	-	(46,125)

Net cash used in investing activities	-	(46,125)

Financing activities

Assignment of accounts receivable	(107,658)	-
Payments to related party	254,093	(275,000)
Payments of long-term payable	(35,000)	-
Issuance of shares	-	443,979

Net cash provided by financing activities	111,435	168,979

Net decrease in cash from continuing operations	(132,492)	(511,672)

Cash and cash equivalents, beginning of period	132,492	781,720

Cash and cash equivalents end of period	$0	$270,048

Supplemental cash flow information

Interest paid	$16,314	$835,118
Income taxes payable	$-	$-

See accompanying notes to the consolidated financial statements.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

1.           INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Smart-Tek Solutions, Inc. and its subsidiaries (“STS” or the “Company”) as of September 30, 2012, its consolidated results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, and the consolidated cash flows for the nine months ended September 30, 2012 and September 30, 2011. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Going Concern – The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated insufficient revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal to no cash, negative working capital, and a stockholders’ deficit as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a net operating loss of $1.8 million and $5.0 million respectively for the three and nine months ended September 30, 2012 and a net operating loss of approximately $8.1 million for the year ended December 31, 2011, and has incurred accumulated losses totaling approximately $19.7 million through September 30, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

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

Nature of operations

Smart-Tek Solutions Inc. was incorporated in the State of Nevada on March 22, 1995.

In July 2005, the Company changed its name from Royce Biomedical Inc. to Smart-Tek Solutions Inc. to better reflect its new business activities.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

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

On February 11, 2009, Smart-Tek Automated Services Inc., a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada. On June 17, 2009, Brian Bonar was contracted to use his expertise and contacts in the professional employer organization (“PEO”) area for the benefit of Smart-Tek Automated Services, Inc. Smart-Tek Automated Services Inc. provides integrated and cost- effective management solutions for human resource functions for public and private companies. Though Smart-Tek Automated Services Inc., provides PEO services, it is equipped to provide temporary staffing services as well. In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and charges a service fee for providing services. 100% of Smart-Tek Automated Services Inc.’s operations are in the United States.

On October 1, 2011 Smart-Tek Solutions, Inc. purchased the assets and brand name of Solvis Medical from American Marine LLC dba AMS Outsourcing a Montana limited liability corporation. Solvis Medical provides medical staffing services to hospitals, medical clinics, surgical centers, skilled nursing facilities, and nursing care to patients in their homes.

2.           Summary of significant accounting policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Liquidity and Management Plans

At September 30, 2012, the Company had cash and cash equivalents of $0, a working capital deficit of approximately $17.57 million and an accumulated deficit of $19.7 million. The Company also has substantial unpaid tax liabilities as of September 30, 2012. Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures. The Company plans to seek additional funds, equity or debt, to support its operations. The Company’s management believes it will generate sufficient additional revenues to meet its working capital needs in future periods.

Principles of consolidation

The consolidated financial statements include the accounts of Smart-Tek Solutions Inc. and its wholly-owned subsidiary Smart-Tek Automated Services Inc. Significant inter-company transactions have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management’s estimates and judgment includes assumptions pertaining to creditworthiness of customers, interest rates, useful lives of assets, future cost trends, tax strategies, and other external market and economic conditions. Actual results could differ from estimates and assumptions made.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

2.           Summary of significant accounting policies, continued Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The allowance for doubtful accounts was $232,823 and zero as of September 30, 2012 and 2011, respectively.

The Company regularly discounts selected trade accounts receivable from clients to a commercial factoring company. Under the terms of the factoring agreement, the factor remits the invoiced amounts to the Company less a portion for reserves. When paid in full, the factor remits the reserve amount less a portion for processing fees and interest. Accounts are factored with recourse as to credit losses. The Company reflects a liability to the factoring company in its Balance Sheet for the amounts that remain uncollected until the factored invoices have been paid in full. At September 30, 2012 the company had $719,285 in assigned accounts receivable.

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

Revenue recognition

The Company recognizes PEO revenues when each periodic payroll is delivered. The Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance.

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

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

2.           Summary of significant accounting policies, continued Goodwill

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

Loss per share

The Basic net loss per common share is computed by dividing the net loss available to common stock outstanding during the period. Net loss per share on a diluted basis is computed by dividing the net loss for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Due to the Company incurring a loss for the three and nine months ending September 30, 2012 and 2011, all potential dilutive securities were considered to be anti-dilutive.

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

At September 30, 2012 and 2011, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

2.           Summary of significant accounting policies, continued Recent Accounting Pronouncements

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

The Company has adopted FASB ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. The Company had no components of comprehensive income (loss) for the periods presented.

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

3.           Equipment

			September 30,			December 31,
			2012			2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment & software	$55,008	$27,142	$27,866	$55,008	$20,574	$34,434
Office furniture & equipment	19,334	11,754	7,580	19,334	7,397	11,937
Automobile	23,242	20,417	2,825	23,242	14,606	8,636

	$97,584	$59,313	$38,271	$97,584	$42,577	$55,007

Depreciation and amortization of property and equipment was $5,578 and $4,702 for the three months ended September 30, 2012 and 2011 respectively and $16,734 and $17,010 for the nine months ended September 30, 2012 and 2011, respectively.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

4.           Equity

At September 30, 2012, the Company is authorized to issue shares as follows:

Common Stock

At September 30, 2012, there are 49,212,123 shares of common stock outstanding.

On June 16, 2011 the Board of Directors approved the Smart-Tek Solutions 2011 Stock Compensation Plan (“2011 Plan”) authorizing the sale or award of up to an additional 10,000,000 shares and/or options of the Company's Common Stock. The Stock Option Plan expires in August 20, 2013. On June 13, 2011, the company issued 21,897,999 shares to the Company’s CEO pursuant to a Strategic Marketing Agreement. The cost of these shares was measured at the market value of $.01 per share or $218,980 and expensed at the time of issuance. On June 16, 2011 3,000,000 shares were issued to a consultant as compensation for services rendered. The cost of these shares was measured at the market value of $.075 per share or $225,000 and expensed at the time of issuance. The value in excess of Par Value was recognized as Additional Paid in Capital. 7,000,000 shares and/or options of the Company’s common stock are available for issuance under the 2011 Plan as of September 30, 2012.

Preferred Shares

There are no preferred shares issued or outstanding.

5.           Loss per share

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2011

Net income (loss)	$(1,885,022)	$(2,963,852)

Weighted number of shares outstanding	49,212,123	49,212,123

Loss per share	$(0.04)	$(0.06)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011

Net loss	$(5,495,078)	$(3,199,659)

Weighted number of shares outstanding	49,212,123	34,531,977

Loss per share	$(0.11)	$(0.09)

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

6.           Acquisitions

On October 1, 2011, Smart-Tek Solutions, Inc. acquired the assets and the brand name of Solvis Medical from American Marine LLC dba AMS Outsourcing, a Montana limited liability corporation.

The purchase price was $535,000 consisting of a $35,000 cash payment at closing plus a $500,000 promissory note that matures on September 30, 2013 and bears a 6% simple interest rate. The purchase price will be revalued at the one and two year time periods based on performance as follows:

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

The Company recorded the purchase price as follows:

Prepaid expenses	$52,303
Furniture & fixtures	$6,341
Goodwill	$476,356
Total	$535,000

Management does not believe that the calculation of 4 times earnings will exceed the purchase price of $535,000.

7.           Note Payable to Related Party

At September 30, 2012, the Company has an outstanding note payable in the amount of $500,000 payable to an affiliated company relating to the acquisition of Solvis Medical assets. The loan is unsecured, bears a simple 6% interest and matures at September 30, 2013.

8.           Related Party Transactions

During the three month period ended September 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid $358,943 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $70,000 and benefits of $100,481. Such costs have been reflected in the accompanying statement of operations.

During the nine months ended September 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid $1,017,032 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $279,078 and benefits of $179,878. Such costs have been reflected in the accompanying statement of operations.

From time to time, Smart-Tek Automated Services Inc. purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, Smart-Tek Automated services shares its own resources with these same related parties again to leverage economies of scale.

During the three and nine months ended September 30, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $61,000 and $383,500, respectively, to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying statement of operations.

Smart-Tek Solutions Inc.
Notes to the Consolidated Financial Statements
September 30, 2012

8.           Related Party Transactions, continued

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

Following is a summary of the balances both due to and from these related parties as of September 30, 2012 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Allegiant Professional Business Services Inc.	$425,996	$604,248
American Marine LLC	884,214	156,600
Dalrada Management Consulting Corp.	341,791	62,484
American Transportation Administrative Services Corp.	33,284	-
Other	2,515	39,782
Total Due from Related Parties	$1,687,800	$863,114

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

RESULTS OF OPERATIONS

Three and nine months ending September 30, 2012 and 2011

Revenue

For the three months ending September 30, 2012 and 2011, revenues were $6,104,919 and $4,628,141 respectively, for an increase of $1,476,778 (32%) over the same period in 2011. The increase was attributable to a net increase in our payroll and staffing business through Smart-Tek Automated Services. The Solvis Medical nurse staffing business line contributed $1,038,217 during the quarter.

For the nine months ending September 30, 2012 and 2011, revenues were $18,719,513 and $15,251,133 respectively, for an increase of $3,468,380 (23%) over the same period in 2011. The increase was attributable to a net increase in our payroll and staffing business through Smart-Tek Automated Services. The Solvis Medical nurse staffing business line contributed $3,113,042 in 2012.

Gross Profit

Gross profit (loss) for the three months ending September 30, 2012 and 2011 were $(207,773) and $(155,177) respectively, for an increase loss of $52,596 (34%) over the same period in 2011. The increase in loss was attributed to increased workers compensation expense.

Gross profit for the nine months ending September 30, 2012 and 2011 were $1,099,936 and $2,802,521 respectively, for a decrease of $1,702,585 (64%) over the same period in 2011. The decrease in gross profit was directly a result of increased workers compensation expense. Solvis Medical nurse staffing business line contributed $415,341 to the decrease in 2012.

Expenses

Our expenses for the nine months ended September 30, 2012 and 2011 are outlined in the table below:

	Nine months	Nine months
	ended	ended	Percentage
	September 30,	September 30,	Increase/
	2012	2011	(Decrease)
Cost of Revenue	$17,619,577	$12,448,612	41.5%
Selling, General and Administrative expenses	6,051,656	5,167,062	17.1%
Interest Expense and Tax Penalties	543,700	835,118	(34.9%	)
Total Expenses	$24,214,933	$18,450,792	31.2%

Cost of revenue

Cost of revenue of $6,312,692 for the three months ended September 30, 2012 increased by $1,529374 or 32% over the same period prior year amount of $4,783,318. The increase was attributable to an increase in worker’s compensation claims and premium expense. Solvis Medical contributed $855,469 to the cost of revenue during the quarter.

Cost of revenue of $17,619,577 for the nine months ended September 30, 2012 increased by $5,170,965 or 41.5% over the same period prior year amount of $12,448,612. The increase was attributable to an increase in worker’s compensation claims and premium expense. Solvis Medical contributed $2,697,701 to the cost of revenue in 2012.

Administrative

Selling, general and administrative expenses of $1,591,920 for the three months ended September 30, 2012 decreased by $405,519 or 20.3% over the same period prior year amount of $1,997,439. The decrease was mainly attributable to reduced legal fees in the second quarter.

Selling, general and administrative expenses of $6,051,656 for the nine months ended September 30, 2012 increased by $884,594 or 17.1% over the same period prior year amount of $5,167,062. The increase was mainly attributable to legal fees in 2012.

Interest and tax penalties

Interest expense and tax penalties for the three months ended September 30, 2012 was $85,644, a decrease of $725,592or 847.2% over the same period prior year amount of $811,236.

Interest expense and tax penalties for the nine months ended September 30, 2012 was $543,670, a decrease of $291,448 or 34.9% over the same period prior year amount of $835,118.

Liquidity and Capital Resources

Working Capital
			Percentage
	September 30,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$3,035,587	$4,550,447	(33.3%	)
Current Liabilities	20,606,541	15,391,392	33.9%
Working Capital (Deficiency)	$(17,570,954)	$(10,840,945)	62.1%

Cash Flows
	Nine Months	Nine Months	Percentage
	September	September 30,	Increase/
	30, 2012	2011	(Decrease)
Cash used in Operating Activities	(560,235)	$(634,526)	(11.7%	)
Cash used in Investing Activities	-	(46,125)	-
Cash from Financing Activities	111,435	168,979	(34.1%	)
Net Decrease in Cash	(448,800)	(511,672)	(12.3%	)

We had cash on hand of $(316,308) and working capital deficit of $17,570,954 as of September 30, 2012 compared to cash on hand of $132,492 and working capital deficit of $10,840,945 for the year ended December 31, 2011. We anticipate that we will incur approximately $730,000 a month for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Cash Used In Operating Activities

Cash flow used in operations for the nine months ending September 30, 2012 amounted to $243,927 which mainly consisted of the following: 1) the net loss for the period of $5,495,078 and 2) increase in prepaid workers compensation of $1,216,666, 3) payroll taxes payable of $4,530,587 and 4) workers compensation expense of $262,513 offset by 1) depreciation expense of $16,734, 2) due from related party of $1,053,935; 3) accounts receivable of 283,336; 4) prepaid expenses of $45,097 and 5) accounts payable of $275,615.

Cash Used In Financing Activities

We used cash in financing activities that amounted to $111,435 consisting of 1) assigned accounts receivable of $107,658, 2) decrease in proceeds from related party of $254,093, and 3) payment of long-term payable of $35,000.

Future Cash Flows

STTN’s future capital requirements will depend on numerous factors, including the control of workers compensation claims, the establishment of reasonable workers compensation premiums, and growing the business with business that employee more favorable worker compensation class types. We cannot for certain claim that our current operations along with financing from outside will be sufficient to meet our ongoing operating needs. We will need to seek outside capital in order to continue as a going concern. In addition, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

Going Concern

As shown in the accompanying financial statements, the Company has incurred a large loss from operations, and as of September 30, 2012, its total liabilities exceeded its total assets by $12,399,660. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has hired a consultant to put controls in the cash management area and will institute more efficient management techniques in the finance department. All areas of operations will be reviewed to look for savings. However, the Company has a need for additional capital investment. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP. We identified and disclosed this material weakness in our 2011annual report filed on Form 10-K with the SEC.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2012:

  Our organization structure is not properly set up to manage the flow of cash and the efficient payment of taxes.

  We lack the expertise to properly manage the finance and treasury function.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish an effective disclosure controls and procedures and internal control over the cash management / treasury functions, including consolidating finance and treasury into one department reporting to one manager and improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the Treasury department. We have hired a qualified consultant who can work with the Company’s Chief Financial Officer to identify cash issues and help evaluate and address such issues to prevent and fix any present problems in managing cash as well as establishing a procedure to prevent future failures to manage cash properly.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-Tek Communications and Smart-Tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-Tek Communication, Inc. dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-Tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-Tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
10.11	Amended Marketing Partner Agreement dated December 9, 2010 with Smart-Tek Automated Services, Inc. and Brian Bonar
10.12	General Release of Claims Agreement Entered into between Richardson Patel LLC and Smart-Tek Solutions, Inc.
14.1	Amended and Restated Code of Ethics
21.1	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2008.
(8)	Incorporated by reference to our Form 10-Q for the period ended December 31, 2008, filed on February 23, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on June 24, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K, filed October 15, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K, filed October 13, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on March 17, 2010.
(13)	Incorporated by reference to our Current Report on Form 8-K, filed on December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Brian Bonar
Brian Bonar
President

/s/ Brian Bonar

Date:	November 20, 201

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar
Brian Bonar
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	November 20, 201

/s/ Owen Naccarato
Owen Naccarato
Director

Date:	November 20, 201