Form 10-K
period 2012-12-31
Trucept, Inc.
filed 2013-04-15
CIK 947011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29895

TRUCEPT INC.
(Name of small business issuer in its charter)

Nevada	90-0794326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Quail Street, Suite 100, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 798-1644

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ] No [ x ]

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
Yes [ x ] No [   ]

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
Yes [   ] No [ x ]

As of June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $486,000. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2013, there were 50,262,123 shares of common stock, par value $0.001, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

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

Item 1. Business

Present Business

On December 12, 2012 the Company name changed to Trucept, Inc. The effective date of the name change was January 3, 2013.

Trucept, Inc. (the “Company”) has employment-related business lines. Through our wholly owned subsidiaries, we provide professional employer organization (PEO) services. In a PEO co-employment contract, the Company becomes the employer of record for client company employees for tax and insurance purposes. The client company continues to direct the employees’ day-to-day activities, and the Company charges a service fee for providing services.

The Company operates three wholly owned subsidiaries, which are used for bookkeeping purposes to track the employees and clients between staffing and PEO operations. They are:

Smart-Tek Automated Services Inc. (“STASI”), Smart-Tek Services Inc. (a subsidiary of STASI), and Smart-Tek Service Solutions Corp.

Corporate History

Trucept, Inc. was incorporated in the State of Nevada on March 22, 1995 under the name “Royce Biomedical Inc.” In July 2005, we changed our name from “Royce Biomedical Inc.” to “Smart-tek Solutions Inc” (“Smart-tek”), and on December 20, 2012 our name changed to Trucept, Inc. Effective January 3, 2013, our symbol changed to “TREP”. Our stock is quoted on the OTC Markets. On March 31, 2009 we affected a 250 to 1 reverse stock split of our issued and outstanding common stock.

The Company incorporated STASI on February 11, 2009.

From July 2005 through June 30, 2010, the Company, through subsidiary Smart-tek Communication Inc. specialized in the design, sale, installation and service of sophisticated security technology in the Greater Vancouver Area. Customers for SCI’s products and services included land developers, general and electrical contractors, hospitals, corporations, law enforcement agencies and retail facilities. On July 1, 2010, the Company completed the disposition of the Company’s wholly owned subsidiary Smart-tek Communications Inc.

On June 17, 2009, the board of Trucept determined to add a new line of business providing integrated and cost-effective management solutions in the area of human resources. The Company’s new business line officially started June 17, 2009.

On October 1, 2011 Trucept purchased the assets and trade name of Solvis from American Marine LLC. Solvis Staffing provides staffing services to hospitals, medical clinics, surgical centers, and skilled nursing facilities.

Products and Services

Business sold: On July 1, 2010, the Company completed the disposition of the Company’s wholly owned subsidiary Smart-tek Communications Inc. to its president and founder Perry Law.

Through its wholly owned subsidiaries, we provide staffing and business processing services to small and medium sized businesses including: benefits and payroll administration, health, personnel records management, and full time and temporary staffing services. The services feature advising in coaching in recruitment, training and discipline and payment of employee wages, payroll taxes, state and federal unemployment insurance, and claims management,. As part of our staffing services, the Company can also provide recruitment, reference checks, initial interviews, pre-employment random drug testing, and criminal background investigations.

Our services allow our customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

Trucept Inc., through its wholly owned subsidiaries, is also a full-service healthcare staffing organization. We provide medical staff in a wide spectrum of clinical disciplines and assignment lengths. Our first priority is providing qualified, trained, and experienced staff. We maintain rigorous testing and performance standards to meet The Joint Commission, federal, state, and local guidelines. We measure our administrative performance through an analysis to national benchmarks and survey data.

Competition

The human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several staffing services firms that operate on a nationwide basis, such as Manpower, Inc and Kelly Services, Inc. We also compete with local and regional staffing firms for customers and employees. The competitive factors that dominate the industry include price and quality placements of employees in a timely manner. We price our services competitively, provide premier customer service and manage the placement process.

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

We are licensed to do business in every state that we have clients.

Research and Development Plan

Not Applicable.

Employees

The Company has 28 full time employees.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

The Company maintains an executive office of approximately 1,200 square feet at 11838 Bernardo Plaza Ct Suite 240 San Diego, CA 92128. The Company does not have a lease and pays $3,000 a month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

1.

On February 24, 2012 the Company entered into a Joint Settlement Agreement with AmeriFactors relating to a lawsuit between the two companies whereby Smart-tek would pay AmeriFactors the sum of $180,000.

2.	On March 14, 2012 the Company entered into a Confidential Settlement Agreement with Arch Insurance Company, based on a suit filed by Arch against the Company and various other entities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are currently quoted on the OTC Markets under the trading symbol “TREP.” The following quotations obtained from the NASDAQ quotation system reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below were as follows:

OTC Bulletin Board
Fiscal Quarter Ended	High	Low
2012
4th Quarter October 1, 2012 – December 31, 2012	$0.02	$0.01
3rd Quarter July 1, 2012– September 30, 2012	$0.03	$0.01
2nd Quarter April 1, 2012 – June 30, 2012	$0.04	$0.02
1st Quarter January 1, 2012 – March 31, 2012	$0.05	$0.02
2011
4th Quarter October 1, 2011 – December 31, 2011	$0.07	$0.02
3rd Quarter July 1, 2011– September 30, 2011	$0.11	$0.06
2nd Quarter April 1, 2011 – June 30, 2011	$0.11	$0.05
1st Quarter January 1, 2011 – March 31, 2011	$0.08	$0.04

Our transfer agent is Corporate Stock Transfer Inc., 3200 Cherry Creek Drive South, Suite 4300, Denver, CO 80209.

Holders of our Common Stock

As of December 31, 2012, there were approximately 385 total registered shareholders holding 49,212,123 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

In February 2013 Trucept issued 1,050,000 restricted shares of common stock valued at an aggregate of $5,250.

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

Overview

Through our various wholly owned subsidiaries, we provide integrated and cost-effective management solutions in the area of human resources services to small and medium-size businesses, relieving our clients from many of the day-to-day tasks that negatively impact their core business operations, such as payroll processing, human resources support, workers' compensation insurance, safety programs, employee benefits, and other administrative and aftermarket services predominantly related to staffing - staff leasing, temporary staffing and co-employment.

Plan of Operation

Short Term

Continue to concentrate on signing up new brokers who have a large book of business that we can service. Grow the staffing business line.

Long Term

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

PEO Market Overview

The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980s. While various service providers have been available to assist these businesses with specific tasks, companies like ours emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. We assume broad aspects of the employer/employee relationship for our clients. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 versus December 31, 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 which are included herein.

Revenue

Our principal source of revenue is from professional employer organization fees. Additionally, the Company charges fees for benefits and payroll administration, and personnel records management. Management will continue to pursue new opportunities for providing services under these programs.

Revenue of $27,747,353 for year ended December 31, 2012 as compared to the same period prior year of $21,748,488 increased by $5,998,865 (27.5%). The increase was attributable to a net increase in our payroll and staffing business through the various subsidiaries. The Solvis staffing business line contributed $4,099,545 in 2012.

Gross Profit

For the year ended December 31, 2012 we had a gross profit of $1,096,856 as compared to a gross profit of $943,014 during the same period prior year for an increase of $153,842 or 16.31%. The increase in gross profit was directly as result of increased revenue. The Solvis Medical Group nurse staffing business line contributed $653,838 of gross profit in 2012.

Expenses

Our expenses for the years ended December 31, 2012 and December 31, 2011 are outlined in the table below:

			Percentage
	Year ended		Increase/
	December 31,		(Decrease)
	2012	2011
Cost of Revenue	$26,630,776	$20,805,474	28.0%
Selling, General and Administrative expenses	8,395,823	6,953,960	20.1%
Interest Expense	162,628	192,304	(15.4)%
Tax penalties	391,771	1,744,050	(77.5)%
Legal Settlement	-	180,000	(100.0)%
Other Income	(345)	(3,747)	(90.7)%
Total Expenses	$35,580,653	$29,872,041	19.1%

Cost of revenue

Cost of revenue of $26,630,776 for the year ended December 31, 2012 increased by $5,825,302 or 28.0% over the same period prior year amount of $20,805,474. The $5,825,302 increase was attributable to the net increase in the payroll business plus an increase in worker’s compensation claims and premium expense. Solvis contributed Cost of Revenue was $3,445,707.

Selling, General and Administrative

Selling, general and administrative expenses of $8,395,823 for the year ended December 31, 2012 increased by $1,441,863 or 20.1% over the same period prior year amount of $6,953,960. The increase was mainly attributable to the following: 1) increase in wages of $366,000 (15.3%) which is mainly attributable to an increase in executive compensation, 3) bank fees of $115,000 (171.6%), 4) bad debt expense of $320,000 (210.5%), 5) marketing expense of $49,000 (1633.3%), 6) office expense of $148,000 (52.3%), 7) tax penalties of $119,000 (476.0%) and miscellaneous expense items amounting to $110,000 (2.7%). Solvis contributed $765,000 of this increase.

Other Income (Expenses):

Interest expense for the year ended December 31, 2012 was $162,628 as compared to $192,304 for the year December 31, 2011 for a decrease of $29,676 or 15.4%. The expense represents decreased interest charges as a result of timely payments of Form 941 taxes.

Tax penalties for the year ended December 31, 2012 were $391,771 as compared to $1,744,050 for the year ended December 31, 2011for a decrease of $1,352,279 (77.5%) and are a direct result of a decrease in late payments of Form 941 taxes.

The other income for the year ended December 31, 2012 was $345 as compared to $3,747 for the year ended December 31, 2011 for a decrease of $3,402 (90.7 percent)

Net Income (Loss):

Net Income (loss) from continuing operations for the year ending December 31, 2012 is $(7,853,021) compared to net income of $(8,123,553) or a decrease of $270,532 (3.3%) compared to the prior year.

Related party transactions

Brian Bonar, the Company’s Chief Executive Officer and Chairman, has a 50 percent direct ownership interest in American Marine LLC (AMS). Mr. Bonar is the CEO and director of Dalrada Financial Management Corp. The amounts due from or to related companies are interest-free, unsecured and payable on demand.

Following is a summary of the balances both Due To and From these related parties as of December 31, 2012 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Allegiant Professional Business Services Inc.	$234,613	$68,586
American Marine LLC	870,038	204,084
Dalrada Management Consulting Corp.	225,512	-
American Transportation Administrative Services Corp.	86,000	-
Total Due from Related Parties	$1,416,163	$272,670

Liquidity and Financial Condition

Working Capital

The following table sets forth our working capital position for the years ending December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011	Percentage
			Increase/
			(Decrease)
Current assets	$3,032,254	$4,550,447	(33.4%	)
Current liabilities	22,932,494	15,391,392	49.0%
Working capital (deficiency)	$(19,900,240)	$(10,840,945)	83.6%

On December 31, 2012 the Company had total assets of $8,174,891 compared to $8,521,810 on December 31, 2011, a decrease of $346,919 or 40.0%. The Company had total Stockholder’s deficit of $(14,757,603) on December 31, 2012, compared to stockholders’ deficit of $(6,904,583) on December 31, 2011, a decrease of $(7,853,021) or (113.7%). As of December 31, 2012 the Company's working capital position decreased by $(9,059,295) or 83.6% from working capital deficit of $(10,840,945) at December 31, 2011 to working capital deficit of ($19,900,240) at December 31, 2012. The decrease in working capital is mainly as result of an increase in tax liabilities as result of shortfalls and late payments on the quarterly Form 941s.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	Percentage
			Increase/
			(Decrease)
Cash flows used in operating activities	$(6,426,206)	$(11,097,488)	(42.1%	)
Cash flows provided by investing activities	-	7,280	100%
Cash flows provided by financing activities	6,839,771	10,440,980	34.5%
Increase (decrease) in cash during period	$413,565	$(649,228)	(163.7%	)

Cash Used In Operating Activities

Cash flow used in operations for the year ended December 31, 2012 amounted to $6,426,206, which mainly consisted of 1) depreciation and amortization of $22,314, 2) increase in account receivable of $249,982, 3) proceeds form related party of $1,323,057, 4) accrued workers compensation of $392,041, and 5) accounts payable and accrued liabilities of $610,642, offset by the net loss of $(7,853,021), prepaid worker compensation expense of $(1,193,588) and payable to related parties of $(336,352).

Cash Used In Investing Activities

Cash flow used by investing activities was $Nil for the year ended December 31, 2012 and $7,280 for the year ended December 31, 2011 which consisted of the purchase of equipment of $(27,720) offset by cash paid for the purchase of Solvis assets of $35,000.

Cash Provided by Financing Activities

Cash flow provided by financing activities was $6,839,771 and $10,440,980 and was primarily provided by increases in payroll taxes payable.

Going Concern

The Company incurred losses totalling of approximately $7.8 million for the year ended December 31, 2012, and incurred losses totalling approximately $8.1 million through December 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year.

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

Future Financings

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses and other issues as described in the Company’s going concern footnote included in its consolidated financial statements as at and for the period ended December 31, 2012, the Company’s operations have not been a source of liquidity and the Company had satisfied its cash requirements through shareholder loans and deferral of its Form 941 taxes. In order to obtain necessary capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

The Company’s short-term plan is to utilize its common stock where possible to pay for services and to seek further shareholder loans. In the longer term, the Company is actively seeking additional merger, acquisition or venture relationships with operating enterprises in order to generate long-term growth opportunities for the Company, permit the Company to meet its financial obligations and to provide increased value to the Company’s shareholders. In the past we have obtained our required cash resources principally through loans from shareholders and our sole executive officer. While the operations of our wholly-owned subsidiary are profitable, we still do not operate profitably as a consolidated entity.

Management’s plans to improve our financial condition are as follows:

  Continued growth in staffing business line;
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

Subsequent events

The Company has evaluated subsequent events from December 31, 2012, as follows:

1.

Effective January 2, 2013, Norman Tipton has been added to its Board of Directors. Tipton has an extensive background in staffing, human resources and as well insights into the PEO and staffing businesses, having worked in the industry for nearly a decade. Tipton, a member of the California Bar, is a graduate of Thomas Jefferson School of Law and holds a master’s in Sociology with emphasis in industrial organization from San Diego State University. He has previously held a management position at SAIC, a Fortune 500 company.

2.	Effective January 2, 2013, Kelly Mowrey resigned as COO. She remains with the Company as Executive Vice President of the Staffing Division.

3.

Effective March 4, 2013, the Company has entered the defense consulting and staffing market. With many challenges facing the US defense market, domestic manufacturers need international sales for growth. This is an area fraught with difficulties, from dealing with the complexity of the US State Department regulations – and the consequences of getting it wrong – to dealing with different procedures and cultures of foreign manufacturers and governments.

4.	In February 2013 Trucept issued 1,050,000 restricted shares of common stock valued at an aggregate of $5,250.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to ASC No. 350 “Intangibles-Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair values with its carrying value, based on cash flow methodology.

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of ASC No. 718 “Stock Compensation”, “Accounting for Certain Transactions Involving Stock Compensation”. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee's requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

The Company presently has no outstanding stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2012, under the supervision and with the participation of the Company's Chief Executive Officer AND Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

As of January 1, 2013, Trucept, through Dalrada, has outsourced all advanced accounting functions to a third party, accounting firm. All transactions are reviewed and entered into the accounting software on a daily basis by the accounting firm. Custody of assets, approval, and financial reporting are now segregated with two person review for accurate record-keeping.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not as effective as of December 31, 2012 due to the relatively small staff size of its financial group. As such, our principal Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness due to lack of segregation of duties and staffing levels needed to timely file with the Securities and Exchange Commission our annual report on Form 10-K. The volume of administrative work peaks at the end of each quarter requiring additional resources to process the workload. We have hired an additional administrative person to assist in that additional workload

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Brian Bonar	Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer President and Director	66	May 29, 2009
Owen Naccarato	Director	63	September 29, 2009
Norman Tipton	Director	50	January 16, 2013

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian Bonar on March 12, 2010, was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board.

Prior to this, Mr. Bonar was appointed to the STTN Board on May 29, 2009 and named President of STTN on September 17, 2009. Mr. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 30 years in high growth companies both private and public in various locations in the USA and the United Kingdom.

Since 2004, Mr. Bonar is the Chairman and CEO of Dalrada Financial Corporation, a California-based financial service corporation. From September 2007 until 2010, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. He continues as a member of the board. Also from September 2007 until 2009, Mr. Bonar founded American Marine LLC, a management consulting firm. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego. Mr. Bonar holds the honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK. Mr. Bonar’s specific experience and contacts in the PEO industry was a key element in appointing Mr. Bonar CEO and subsequently as a director.

Owen Naccarato Esq. was appointed as a Director on September 29, 2009. Mr. Naccarato has for the last fourteen years been a sole practitioner specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato was CFO and Director of Kaire Holdings, Inc., a publicly traded corporation. Additionally Mr. Naccarato held various high-level financial and operating positions with fortune 500 firms including Baxter Edwards, Baxter International Corp. and Tiger Leasing. Mr. Naccarato is a member of the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato also matriculated as a CPA in the State of Illinois in 1977. Smart-tek Solutions, Inc. felt Mr. Naccarato’s broad experience would be a benefit to assist in the future growth of the Company.

Norman Tipton, Esq, was appointed as a Director on January 16, 2013. Mr. Tipton has for the last five years the held the position of Corporate Counsel for Dalrada Financial Corporation. Mr. Tipton is a member of the California Bar, and is a graduate of Thomas Jefferson School of Law. He holds a master’s in Sociology with emphasis in industrial organization from San Diego State University. He has previously held management positions at SAIC, a Fortune 500 company, and at the San Diego Union-Tribune.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Our next annual shareholder meeting is tentatively planned for July 20, 2013.

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

Code of Ethics

On October 14, 2008 we adopted an amended and restated code of ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to that annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid for services rendered during the year ended December 31, 2012 and 2011 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award s ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Brian Bonar(1) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	Dec 2012 Dec 2011	360,000 357,728	Nil Nil	Nil 218,980	Nil Nil	Nil Nil	Nil Nil	500,571 602,606	860,521 1,179,314
Kelly Mowrey Chief Operating Officer	Dec 2012 Dec 2011	340,000 294,760	Nil 50,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	53,949 181,003	393,949 525,763

(1)	Mr. Bonar has been the President and CEO of the Company and its subsidiaries since May, 29, 2009 its inception. Mr. Bonar became CEO of Smart-tek Solutions effective March 5, 2010.

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

On December 9, 2010, the board of Smart-tek Solutions Inc. (“Smart-tek”) amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-tek Solutions Inc., it’s wholly owned subsidiary Smart-tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”)

Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to the Company to promote and market the new business of Smart-tek to prospective clients, in consideration of which Smart-tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares.

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

The agreement is for an indefinite term

HEALTH INSURANCE FOR EMPLOYEES

Yes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2012, there were 49,212,123 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 49,212,123 shares of common stock issued and outstanding as of December 31, 2012.

Changes in Control

On December 9, 2010, the board of Smart-tek Solutions Inc. amended the marketing agreement entered into on June 17, 2009 in order to clarify basis for calculating the shares to be issued for compensation pursuant to the marketing agreement. The agreement was between Smart-tek Solutions Inc., it’s wholly owned subsidiary Smart-tek Automated Services, Inc., and its affiliated businesses (hereinafter collectively referred to as the “Company”) and, Brian Bonar, an individual (hereinafter referred to as the “Marketing Partner”). Pursuant to the terms of the marketing agreement, Brian Bonar agreed to provide certain services to Smart-tek Automated to promote and market the new business of Smart-tek to prospective clients, in consideration of which Smart-tek agreed to pay Mr. Bonar a commission consisting of the following: For each US$1,000,000 in actual net sales of the Company subsequent to the first aggregate of US $20,000,000 in actual net sales and up to the first aggregate of US $30,000,000 in actual net sales of the Company, introduced by Marketing Partner to the Company (the “Client Contacts”), Marketing Partner will receive 4,500,000 Shares without further compensation. The maximum aggregate Shares that may be issued to the Marketing Partner under the Agreement are 45,000,000 Shares or 47.8 percent ownership of the company as of December 31, 2012. Therefore, this agreement upon reaching the performance goals laid out could result in a change of ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, none of the following parties has, since commencement of our fiscal year ended December, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

2.

During the year ended December 31, 2012, the Company’s wholly owned subsidiary, Smart-tek Automated Services, Inc. paid $700,000 in management salaries plus $554,470 in performance commissions to its President which included bonuses of $Nil, consulting fees of $Nil.

Brian Bonar is a controlling party of Dalrada Financial Corp. whose subsidiary, Dalrada Management Consulting Corp., has a consulting arrangement with the Company. During the fiscal year ended December 31, 2012, Dalrada invoiced the Company $1,218,502 for services rendered.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. We have determined that Mr. Brian Bonar is not an independent director and that Mr. Owen Naccarato is an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or accrued for the twelve months ended December 31, 2012 and for the 12 month period ended December 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Audit Fees	$135,000	$95,000
Audit Related Fees	-	-
Tax Fees	20,000	15,000
All Other Fees	-	-
Total	$155,000	$110,000

`Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as amended(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Incentive Stock Option Plan (1)
4.2	Non-Qualified Incentive Stock Option Plan (1)
4.3	Stock Bonus Plan (1)
4.4	2005 Incentive Stock Plan (2)
10.1	Letter of Intent between Smart-tek Communications and Smart-tek (3)
10.2	Share Exchange Agreement between Registrant and Smart-tek Communication, Inc dated April 15, 2005 (4)
10.3	Employment Agreement with Perry Law dated April 23, 2005 (5)
10.4	Employment Agreement with Stephen Platt dated April 23, 2005 (5)
10.5	Stock Option Grant to Perry Law dated April 23, 2005 (6)
10.6	Stock Option Grant to Stephen Platt dated April 23, 2005 (6)
10.7	Amendment to Employment Agreement between Smart-tek Communications Inc. and Perry Law dated July 31, 2009
10.8	Form of Debt Settlement and Subscription Agreement dated September 30, 2009
10.9	Strategic Marketing Partner Agreement between Smart-tek Automated Services Inc. and ACEO Inc. dated August 1, 2009
10.10	Marketing Partner Agreement dated June 17, 2009
10.11	Amended Marketing Partner Agreement dated December 9, 2010 with Smart-tek Automated Services, Inc. and Brian Bonar. (7)
10.12	General Release of Claims Agreement Entered into between Richardson Patel LLC and Smart-tek Solutions, Inc (7)
14.1	Amended and Restated Code of Ethics

Exhibit Number	Description
21.1	Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith
(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed September 28, 1995.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB, filed October 26, 1995.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed March 8, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed April 19, 2005.
(5)	Incorporated by reference to our Current Report on Form8-K, filed April 27, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on December 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUCEPT INC.

By	/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Bonar

Brian Bonar
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2013

/s/ Owen Naccarato

Owen Naccarato
Director

Date:	April 15, 2012

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Period Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trucept, Inc.

We have audited the accompanying consolidated balance sheets of Trucept, Inc. (the Company, formerly Smart-Tek Solutions, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trucept, Inc. as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring losses from operations and has an accumulated deficit of approximately $22 million at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome from this uncertainty.

As of December 31, 2012, the Company had an obligation for $16.7 million in delinquent payroll taxes and $2.4 million in accrued penalties. These amounts are due to the U.S. Treasury and represent collection of employment taxes from its PEO employees. The Company is in discussions to reach a payment plan with the Internal Revenue Service (IRS) regarding these amounts due. The U. S. Treasury and IRS will have a priority claim on all accounts of the Company until this is resolved.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

April 15, 2013
Dallas, Texas

2

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$546,057	$132,492
Accounts receivable, net	1,061,479	1,626,583
Due from related parties	1,416,163	2,739,220
Prepaid expenses and deposits	8,555	52,152

Total current assets	3,032,254	4,550,447

Equipment, net of accumulated depreciation	32,693	55,007

Prepaid workers compensation	4,633,588	3,440,000

Goodwill	476,356	476,356

	$8,174,891	$8,521,810

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities	$1,052,077	$441,435
Assigned receivables liability	631,787	826,943
Accrued payroll taxes	17,642,085	9,983,821
Accrued payroll taxes penalties	1,385,854	1,974,191
Accrued workers compensation	1,448,021	1,055,980
Payable to related parties	272,670	609,022
Note payable to related party	500,000	500,000
Total current liability	22,932,494	15,391,392

Other long-term liabilities	-	35,000

Total liabilities	22,932,494	15,426,392

Stockholders’ Deficit

Preferred stock: $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2012 and 2011	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 49,212,123 issued and outstanding at December 31, 2012 and 2011	49,212	49,212
Additional paid in capital	7,271,945	7,271,945
Accumulated deficit	(22,078,760)	(14,225,739)

Total stockholders’ deficit	(14,757,603)	(6,904,582)

Total liabilities and stockholders’ deficit	$8,174,891	$8,521,810

See accompanying notes to the consolidated financial statements.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue (gross billings of $108.4 and $97.4 million, less worksite employee payroll cost of $80.6 million and $75.6 million respectively)	$27,727,632	$21,748,488
Cost of revenue and service delivery	26,630,776	20,805,474
Gross profit	1,096,856	943,014
Selling, general and administrative expenses	8,395,823	6,953,960
Operating loss	(7,298,967)	(6,010,946)
Other income (expense)
Interest expense	(162,628)	(192,304)
Tax penalties	(391,771)	(1,744,050)
Legal settlement	-	(180,000)
Other income	345	3,747
Total other expense	(554,054)	(2,112,607)
Net loss	(7,853,021)	(8,123,553)
Comprehensive loss	$(7,853,021)	$(8,123,553)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.21)
Weighted average shares of common stock outstanding, basic and diluted	49,212,123	38,025,077

See accompanying notes to the consolidated financial statements.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2010	24,314,124	$24,315	$6,852,863	($6,102,186)	$774,992

Share-based compensation	24,897,999	24,897	419,082	-	443,979

Net loss	-	-	-	(8,123,553)	(8,123,553)

Balance - December 31, 2011	49,212,123	49,212	7,271,945	(14,225,739)	(6,904,582)

Net loss	-	-	-	(7,853,021)	(7,853,021)

Balance - December 31, 2012	49,212,123	$49,212	$7,271,945	($22,078,760)	($14,757,603)

See accompanying notes to the consolidated financial statements.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011

Operating Activities

Net loss	$(7,853,021)	$(8,123,553)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation and amortization	22,314	20,214
Share based compensation expense	-	443,979
Miscellaneous assets	-	(11,356)
Provision for doubtful accounts	315,122	150,000
Changes in operating assets and liabilities
Accounts receivable	249,982	(86,597)
Due from related parties	1,323,057	(2,739,220)
Payable to related parties	(336,352)	220,607
Prepaid expenses and deposits	43,597	16,942
Prepaid worker compensation expense	(1,193,588)	(1,094,123)
Accrued workers compensation	392,041	1,055,980
Accounts payable and accrued liabilities	610,642	(950,361)

Net cash provided by (used in) operating activities	(6,426,206)	(11,097,488)

Investing activities

Purchase of equipment	-	(27,720)
Cash from Solvis Medical Group assets	-	35,000

Net cash provided by investing activities	-	7,280

Financing activities
Assignment of accounts receivable	(195,156)	-
Payroll taxes payable	7,069,927	10,440,980
Payments of long-term payable	(35,000)	-

Net cash used in financing activities	6,839,771	10,440,980

Net increase (decrease) in cash	413,565	(649,228)

Cash and cash equivalents, beginning of the year	132,492	781,720

Cash and cash equivalents, end of the year	$546,057	$132,492

Supplemental cash flow information
Interest paid	$143,046	$194,304
Income taxes paid	$-	$-

Non cash supplemental information
Note payable - purchase of Solvis Medical Group assets	$-	$500,000

See accompanying notes to the consolidated financial statements.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies

Nature of operations, basis of financial statement presentation

The Company was incorporated in the State of Nevada on March 22, 1995 as Royce Biomedical Inc.

In August 2005, the Company changed its name from Royce Biomedical Inc. to Smart-tek Solutions Inc. to better reflect new business activities.

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

On October 1, 2011 Smart-tek Solutions, Inc. purchased the assets and brand name of Solvis Medical Group from American Marine LLC.

Affective January 3, 2013, the Company changed its name from Smart-tek Solutions Inc to Trucept, Inc.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Liquidity and Going Concern

At December 31, 2012, the Company had cash and cash equivalents of $546,057, a working capital deficit of approximately $19.9 million and an accumulated deficit of approximately $22.1 million. As of December 31, 2012, the Company had an obligation for $17.6 million in delinquent payroll taxes plus $1.4 million in accrued penalties. These amounts are due to the US Treasury and represent collection of employment taxes from its PEO employees. The U.S. Treasury and Internal Revenue Services (IRS) will have a priority interest in all assets of the Company.

The Company incurred a net operating loss of approximately $7.85 million for the year ended December 31, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, and continues to strive to increase its revenues each year. As a result of the outstanding obligation to the U.S. Treasury it is doubtful the Company can obtain third party financing.

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

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies - continued

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of Trucept Inc. and its wholly-owned subsidiaries. Significant inter-company transactions have ben eliminated in consolidation.

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

Cash and equivalents

Cash and cash equivalents consist of cash on hand and bank deposits. For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At December 31, 2012 and 2011, the Company did not have any deposits in excess of federally insured limits.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies - continued

Accounts Receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The allowance for doubtful accounts was $ 456,705 and $150,000 as of December 31, 2012 and 2011, respectively.

The Company regularly discounts selected trade accounts receivable from clients to a commercial factoring company. Under the terms of the factoring agreement, the factor remits the invoiced amounts to the Company less a portion for reserves. When paid in full, the factor remits the reserve amount less a portion for processing fees and interest. Accounts are factored with recourse as to credit losses. The Company reflects a liability to the factoring company on its balance sheet for the uncollected amounts that remain uncollected until the factored invoices have been paid in full. This liability was $631,787 and $826,944 as of December 31, 2012 and 2011, respectively.

Workers compensation insurance

The Company maintains reserves in the form of prepaid cash deposits for known workers' compensation claims which are made up of estimated collateral required to pay claims and estimated expenses to settle the claims. The collateral amounts are determined by the insurance carrier and are not recoverable by the Company until all claims related to a policy period are settled. The cash deposits will not be recoverable in the near term and accordingly, they are classified as a long term asset with a balance of $4,633,588 and $3,440,000 as of December 31, 2012 and 2011, respectively.

The Company reserves prepaid cash deposits for claims incurred but not reported (IBNR). This is an estimated liability based upon evaluation of information provided by our internal claims adjusters and our third-party administrators. The estimated liability for accrued worker’s compensation was $1,448,021 and $1,055,980 as of December 31, 2012 and 2011, respectively. Included in these liabilities are case reserve estimates for the costs of the claim, administrative costs as well as legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies - continued

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis using accelerated methods over the estimated useful lives of the related assets ranging from 3 to 5 years. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

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

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies - continued

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

Goodwill

The Company’s goodwill was derived from the acquisition of Solvis assets. Goodwill is the excess of cost over the fair market value of net tangible assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or if certain circumstances indicate a possible impairment may exist. No impairment charges were recorded in 2012 or 2011.

Share-based compensation

The Company measures the cost of employee services received in exchange for equity awards based on the grant date fair-value of the awards. Fair value is typically the market price of the shares on the date of issuance. Costs are measured at the grand date and recognized as compensation expense over the employer’s requisite service period (generally the vesting period of the equity award).

Net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the periods. Net loss per share on a diluted basis is computed by dividing the net loss for the periods by the weighted average number of common and dilutive common stock equivalent shares outstanding during the periods.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.	Summary of significant accounting policies - continued

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

At December 31, 2012 and 2011, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate fair value because of their short maturity.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. This new update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has adopted ASU 2012-02 as of December 31, 2012 for its annual impairment testing. The adoption has no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Management does not believe any other recent accounting pronouncements issued by the FASB, the AICPA, or the SEC have a material impact on the Company's present or future consolidated financial statements.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

2.	Equipment

	Cost	Accumulated Depreciation	December 31, 2012 Net Book Value	Cost	Accumulated Depreciation	December 31, 2011 Net Book Value

Computer equipment & software	$55,008	$29,331	$25,677	$55,008	$20,574	$34,434
Office furniture & equipment	19,334	13,206	6,128	12,993	8,008	4,985
Automobile	23,242	22,354	888	27,989	4,727	23,262

	$97,584	$64,891	$32,693	$97,584	$42,577	$55,007

Depreciation and amortization of equipment was $22,314 and $20,214 for the years ended December 31, 2012 and 2011 respectively.

3.	Income taxes

The Company generated a deferred tax credit through net operating loss carry forwards. As of December 31, 2012 the Company had federal and state net operating loss carry forwards of $22,014,687 that can be used to offset future federal and state income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A valuation allowance of 100% has been established; based on it is more likely than not that some portion or all of the deferred tax credit will not be realized.

At December 31, 2012, Trucept had available federal net operating loss (NOL) carry forwards of $16,228,899. Under Section 382 of the internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is subject to rules if a corporation undergoes an “ownership change”. Future issuances of equity interests by us for acquisitions or the exercise of outstanding options to purchase our capital stock may result in an ownership change that is large enough for a limitation on the use of NOLs to apply. If the limitation applies, we may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2012 and 2011 as follows:

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3.	Income taxes - continued

	December 31,	December 31,
	2012	2011
Deferred tax asset, beginning	$2,931,558	$1,946,027
Provision of current year’s operating loss	2,575,966	985,531
Gross deferred tax asset, ending	$5,507,524	$2,931,558
Valuation allowance, beginning	$(2,931,558)	$(1,946,027)
Current year’s loss provision	(2,575,966)	(985,531)
Valuation allowance, ending	$(5,507,524)	$(2,931,558)
Deferred tax asset, net	$-	$-
Tax at U.S. statutory rates	(35% )	(35% )
Loss carryover	35%	35%
Tax expense	$-	$-

As of December 31, 2012 the Company had accrued federal and state withholding taxes of $17,642,085 (2011 -$9,983,821) and payroll taxes penalties of $1,385,854 (2011 - $1,974,191). These amounts are due to the US Treasury and represent collection of employment taxes from its PEO employees. The U.S. Treasury and Internal Revenue Services (IRS) will have a priority interest in all assets of the Company.

The Company has paid the various state tax obligations in early 2013 and is current with all its federal tax liabilities for the first quarter ended March 31, 2013. The Company is currently in the process of developing a payment plan with the IRS for all past due federal withholding tax obligations. The next meeting date is in the process of being scheduled.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

4.	Equity

At December 31, 2012, the Company is authorized to issue:

1.	5,000,000 shares of preferred stock, par value $0.001 per share.
2.	500,000,000 shares of common stock, par value $0.001 per share.

Common Stock

At December 31, 2012, there are 49,212,123 shares of common stock outstanding.

On June 16, 2011 the Board of Directors approved the Smart-tek Solutions 2011 Stock Compensation Plan (“2011 Plan”) authorizing the sale or award of up to an additional 10,000,000 shares and/or options of the Company's Common Stock. The Stock Option Plan expires in August 20, 2013. During 2011, 3,000,000 shares were issued to a consultant as compensation for services rendered. The cost of these shares was measured at the market value of $.075 per share or $225,000 and expensed at the time of issuance. The value in excess of Par Value was recognized as Additional Paid In Capital. No stock options were issued during 2012. 7,000,000 share and/or options of the Company’s common stock are available for issuance under the 2011 Plan as of December 31, 2012.

There are no stock options outstanding at December 31, 2012 and 2011.

Preferred Shares

There are no preferred shares issued or outstanding.

5.	Net loss per share

	2012	2011
Net loss	$(7,853,021)	$(8,123,553)
Weighted number of shares outstanding	49,212,123	38,025,077
Net loss per share	$(0.16)	$(0.21)

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

      Year 2012 – At December 31, 2012, the acquired net assets were revalued at four (4) times pretax earnings. The calculation of 4 times earnings did not exceed the purchase price of $535,000. The promissory note of $500,000 was extended to mature on September 30, 2013 (Note 7).

      Year 2013 – At December 31, 2013, the acquired net assets will be revalued at four (4) times pretax earnings. A one year promissory note at 6% interest will be issued for the net change between the revaluation as of December 31, 2012 and the revaluation at December 31, 2013.

The Company recorded the purchase price on October 1, 2011 as follows:

Prepaid expenses	$52,303
Furniture & fixtures	$6,341
Goodwill	$476,536
Total	$535,000

Management does not believe that the calculation of 4 times earnings will exceed the purchase price of $535,000.

7.	Short Term Note Payable

At December 31, 2012, the Company has an outstanding note payable in the amount of $500,000 payable to American Marine LLC dba AMS Outsourcing relating to the acquisition of Solvis Medical Group assets. The loan is unsecured, bears a simple 6% interest per annum and matures at September 30, 2013 (Note 6). The Company has accrued $30,000 in accrued interest as of December 31, 2012.

8.	Related Party Transactions

During the year ended December 31, 2012, the Company paid $1,254,470 in management salaries to its Chief Executive Officer and Chief Operating Officer which included commissions of $467,949 and benefits of $86,521. Such costs have been reflected in the accompanying consolidated statements of operations and comprehensive loss.

From time to time, the Company purchases additional services from related parties to take advantage of economies of scale as opposed to maintaining full time staff and resources within its own operations. Likewise, the Company shares its own resources with these same related parties to leverage economies of scale.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

8.	Related Party Transactions, continued

During the year ended December 31, 2012, Smart-Tek Automated Services Inc. (a wholly-owned subsidiary) paid consulting fees of $476,500 to a company controlled by an officer of the Company for Financial, HR and Legal Services. Such costs have been reflected in the accompanying consolidated statements of operations and comprehensive loss.

Trucept additionally pays certain fees to another related party for the sharing of office space and utilities. These expenses are included in the accompanying consolidated statements of operations and comprehensive loss and were based upon actual usage or allocations agreed to by management personnel.

Amounts due from/to related companies

Mr. Brian Bonar, the Company’s Chief Executive Officer and Chairman, has a 50% ownership interest in American Marine LLC (“AMS”), American Transportation Administrative Services, Corp is owned by AMS. Mr. Bonar is the CEO and director of Dalrada Management, and is a minority shareholder. The amounts due from or to related companies are interest-free, unsecured and payable on demand.

Following is a summary of the balances both Due To and From these related parties as of December 31, 2012 which in some cases is an accumulation over several years of activity:

	Due From	Due To
Allegiant Professional Business Services Inc.	$234,613	$68,586
American Marine LLC	870,038	204,084
Dalrada Management Consulting Corp.	225,512	-
American Transportation Administrative Services Corp.	86,000	-
Total Due from Related Parties	$1,416,163	$272,670

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

9.	Commitment

Operating lease

The Company’s wholly owned subsidiary Smart-tek Automated Services Inc. entered into a non-cancellable operating lease for office space in LA. The lease will expire in 2014. The minimum payments required under the operating lease for the remaining term of the lease subsequent to December 31, 2012 are approximately as follows:

Year
ending
2013	$13,072
2014	$1,092
Total	$14,164

Rental expenses were $47,800 and $61,708 for the years ended December 31, 2012 and 2011 respectively.

Delinquent payroll tax obligation

As discussed in Note 3 to the consolidated financial statements, the Company is in negotiations with the IRS to develop an agreed-upon payment plan to extinguish its past due federal withholding tax obligation. Failure to reach an agreement may result in the closing down of current business activities and the liquidation of all company assets.

Lawsuit Settlement

A settlement was reached between Allegiant Professional Business Services, Inc. (“APRO”) and Arch Insurance Company (“ARVH”) for $2,000,000. The remaining balance to date is $750,000. Smart-tek Automated Services and Trucept were brought in as defendants late in the lawsuit. Since the suit was concerning APRO and Arch, APRO has been making all the settlement payments. Of the original $2,000,000 settlement amount, $750,000 is the remaining balance. However, if APRO were to default on the payments, Smart-tek Automated Services Inc. would be jointly and severally liable for the remaining balance.

10.	Subsequent events

The Company has evaluated subsequent events from December 31, 2012, as follows:

1. Effective January 2, 2013, Norman Tipton has been added to its Board of Directors. Tipton has an extensive background in staffing, human resources and as well insights into the PEO and staffing businesses, having worked in the industry for nearly a decade. Tipton, a member of the California Bar, is a graduate of Thomas Jefferson School of Law and holds a master’s in Sociology with emphasis in industrial organization from San Diego State University. He has previously held a management position at SAIC, a Fortune 500 company.

2. Effective January 2, 2013, Kelly Mowrey resigned as COO. She remains with the Company as Executive Vice President of the Staffing Division.

Trucept, Inc.
(Formerly Smart-tek Solutions Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3. Effective March 4, 2013, the Company has entered the defense consulting and staffing market. With many challenges facing the US defense market, domestic manufacturers need international sales for growth. This is an area fraught with difficulties, from dealing with the complexity of the US State Department regulations – and the consequences of getting it wrong – to dealing with different procedures and cultures of foreign manufacturers and governments.

4. In February 2013 Trucept issued 1,050,000 restricted shares of common stock valued at an aggregate of $5,250.